Form 10-Q
period 2004-09-30
Nalco Holdings LLC
filed 2004-11-15
CIK 1290090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 333-115560-15

NALCO HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	73-1683500 (I.R.S. Employer Identification Number)

1601 West Diehl Road
Naperville, IL 60563-1198
(630) 305-1000
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes       No

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDINGS LLC
Quarter Ended September 30, 2004

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Nalco Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in Millions)

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$63.1	$100.0
Accounts receivable, less allowances of $23.9 in 2004 and $21.0 in 2003	523.2	482.9
Inventories:
Finished products	226.0	233.6
Materials and work in process	59.9	61.5
	285.9	295.1
Prepaid expenses, taxes and other current assets	60.6	97.6
Total current assets	932.8	975.6

Property, plant, and equipment, net	815.8	865.6
Intangible assets:
Goodwill	2,359.1	2,500.1
Other intangibles, net	1,333.9	1,408.9
Other assets	385.4	413.6
Total assets	$5,827.0	$6,163.8

Liabilities and unitholder's equity
Current liabilities:
Accounts payable	$223.3	$155.9
Short-term debt	13.7	51.9
Other current liabilities	321.7	321.0
Total current liabilities	558.7	528.8

Other liabilities:
Long-term debt	3,025.7	3,262.8
Deferred income taxes	560.8	624.0
Accrued pension benefits	395.6	374.1
Other liabilities	305.8	293.5

Minority interest	12.9	11.6
Unitholder's equity	967.5	1,069.0
Total liabilities and unitholder's equity	$5,827.0	$6,163.8

See accompanying notes to condensed consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries

Condensed Consolidated and Combined Statements of Operations
(Unaudited)
(Dollars in Millions)

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003

Net sales	$774.2	$711.4	$2,227.9	$2,064.1
Operating costs and expenses:
Cost of product sold	(394.7)	(337.9)	(1,128.4)	(992.8)
Selling, administrative, and research expenses	(261.7)	(261.5)	(789.5)	(792.6)
Impairment of goodwill	—	—	—	(244.4)
Amortization of intangible assets	(23.9)	(20.5)	(73.0)	(61.8)
In-process research and development	—	—	(122.3)	—
Business optimization expenses	—	(5.5)	—	(15.2)
	(680.3)	(625.4)	(2,113.2)	(2,106.8)

Operating earnings (loss)	93.9	86.0	114.7	(42.7)

Other income (expense), net	(1.2)	(12.8)	(6.5)	(13.0)
Interest income	2.3	1.1	7.7	5.4
Interest expense	(53.7)	(9.7)	(159.7)	(29.2)

Earnings (loss) before income taxes	41.3	64.6	(43.8)	(79.5)

Income tax provision	(27.2)	(29.5)	(46.8)	(70.1)

Minority interests	(1.7)	(1.4)	(3.6)	(4.4)
Net income (loss)	$12.4	$33.7	$(94.2)	$(154.0)

See accompanying notes to condensed consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)
(Dollars in Millions)

	Successor	Predecessor
	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Operating activities
Net loss	$(94.2)	$(154.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	80.7	91.6
Amortization	73.0	61.8
Impairment of goodwill	—	244.4
In-process research and development	122.3	—
Amortization of deferred financing costs	8.4	—
Other, net	21.1	49.7
Changes in operating assets and liabilities	44.9	(30.8)
Net cash provided by operating activities	256.2	262.7

Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	25.3	—
Additions to property, plant, and equipment, net	(57.7)	(66.9)
Business purchases/sales, net	—	(25.6)
Other investing activities	(5.1)	(35.4)
Net cash used for investing activities	(37.5)	(127.9)

Financing activities
Cash dividends	—	(29.0)
Changes in short-term debt, net	(38.1)	(100.6)
Proceeds from long-term debt	93.0	0.6
Repayments of long-term debt	(318.6)	(6.8)
Capital contributions	11.0	31.6
Other	(0.7)	(2.6)
Net cash used for financing activities	(253.4)	(106.8)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	10.7
Increase (decrease) in cash and cash equivalents	(36.9)	38.7
Cash and cash equivalents at beginning of period	100.0	120.5
Cash and cash equivalents at end of period	$63.1	$159.2

See accompanying notes to condensed consolidated and combined financial statements

Nalco Holdings LLC and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)
(Dollars in Millions)

September 30, 2004

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

Change in Ownership

On November 4, 2003, Nalco Holdings LLC (the Company or Successor), a newly-formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement (as amended, the Stock Purchase Agreement) with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (the Predecessor and as defined in Note 2 below) for $4,127.1 million including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

The Company was capitalized by equity investments totaling $991.9 million from the Sponsors and $10.0 million from Dr. William H. Joyce, the Chairman and Chief Executive Officer of Nalco Holdings LLC. The equity investments were made to Nalco Investment Holdings LLC which, in turn, contributed $1,001.9 million to Nalco Holdings LLC and was its parent company as of December 31, 2003. On January 14, 2004, Nalco Investment Holdings LLC contributed its 100% interest in Nalco Holdings LLC in exchange for a 100% interest in a newly formed entity, Nalco Finance Holdings LLC. As of that date, Nalco Finance Holdings LLC became the parent company of Nalco Holdings LLC. Subsequent to that date, the Sponsors and Dr. Joyce engaged in a series of transactions that ultimately resulted in a newly formed entity, Nalco LLC, becoming the direct parent company of another newly formed entity, Nalco Investment Holdings II Corp., which, in turn, became the direct parent company of Nalco Investment Holdings LLC. Nalco Investment Holdings II Corp. has since been renamed Nalco Holding Company.

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

2.    Basis of Presentation (Continued)

Predecessor – The accompanying combined financial statements of the Predecessor prior to the Acquisition include the consolidated financial statements of Ondeo Nalco Company and subsidiaries (ONC) and the combined financial statements of certain subsidiaries of Nalco International SAS (NIS) plus Calgon Europe Limited (UK), owned by Degremont (a former related party). The combined financial statements of NIS subsidiaries are a combination of the consolidated financial statements of Ondeo Nalco France, the consolidated financial statements of Aquazur Ltd., and the consolidated financial statements of Nalco Dutch Holdings B.V., Ondeo Nalco Belgium NV/SA, Wyss Wassertechnik AG, Ondeo Nalco (Shanghai) Trading Co., Ltd., and Nalco Portuguesa (Quimica Industrial) Ltd. Ondeo Industrial Solutions North America, a subsidiary of ONC, has been excluded from the Predecessor, as it was not acquired by the Company.

Successor – The accompanying consolidated financial statements include the accounts of Nalco Holdings LLC and subsidiaries (collectively, the Company) subsequent to the Acquisition.

The accompanying unaudited consolidated financial statements of the Successor and unaudited combined financial statements of the Predecessor have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

The consolidated financial statements of the Successor as of and for the three months and nine months ended September 30, 2004 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

The following unaudited pro forma financial data summarizes the results of operations for the three months and nine months ended September 30, 2003 as if the Acquisition had occurred as of the beginning of that period.

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

2.    Basis of Presentation (Continued)

	Predecessor (unaudited)
	Three Months ended September 30, 2003	Nine Months ended September 30, 2003
Net sales	$711.4	$2,064.1
Operating earnings (loss)	85.4	(46.1)
Net income (loss)	$9.4	$(227.3)

The Company has not finalized the allocation of the purchase price as of September 30, 2004. The Company has preliminarily allocated the purchase price on the basis of its current estimate of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of November 4, 2003
Current assets:
Cash and cash equivalents	$24.3
Trade accounts receivable	477.5
Inventories	316.5
Other current assets	103.6
Goodwill	2,288.6
Intangible assets	1,410.0
Purchased in-process research and development	122.3
Other noncurrent assets	366.3
Property, plant and equipment	831.4
Total assets acquired	5,940.5

Current liabilities:
Accounts payable	138.7
Accrued expenses	266.2
Other current liabilities	74.3
Long-term debt	30.2
Deferred income taxes	645.2
Accrued pension and other postretirement benefits	539.9
Other noncurrent liabilities	144.2
Total liabilities assumed	1,838.7
Net assets acquired	$4,101.8

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

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired, including purchased in-process research and

2.    Basis of Presentation (Continued)

development (IPR&D), trade names, trademarks, developed technology and customer relationships. The Company has received preliminary values from the appraisers, which have been included in the above table, however, the final appraisals are not yet complete. Thus, the Company has not yet completed its allocation of purchase price and may make further adjustments to the preliminary allocations. The Company expects to receive final valuations from the independent appraisers in the final quarter of 2004 and complete its purchase accounting by the fourth quarter of 2004.

The Company recorded a one-time charge for purchased IPR&D expenses of $122.3 million during the nine months ended September 30, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

During the nine months ended September 30, 2004, the Company reduced by $21.5 million the estimated fair value of property, plant and equipment to reflect the most recent updated valuation provided by its independent appraisers.

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

Customer relationships have been preliminarily valued using an income approach after considering a fair return on fixed assets, working capital, patents, trade names, trademarks, technology, and assembled workforce. A preliminary value of $480.0 million has been assigned to customer relationships. As of December 31, 2003, an estimated useful life of 10 years had been used based on preliminary information obtained from our independent appraisers. In the nine months ended September 30, 2004, we obtained updated information from our independent appraisers and revised the estimated useful life of customer relationships to 16 years.

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

2.    Basis of Presentation (Continued)

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

In conjunction with the Acquisition, the Company has formulated a plan to exit or restructure certain activities. The Company has recorded liabilities of $34.4 million, primarily for employee severance and related costs, in connection with the Company's plan to exit or restructure certain activities. As of September 30, 2004, $29.4 million has been charged against this accrual. The Company expects that these activities will be completed by the end of the third quarter 2005.

The consolidated statement of operations for the nine months ended September 30, 2004 includes an additional $14.5 million in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

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

Availability of funding under the facility depends primarily upon the outstanding Receivables balance from time to time. The facility may be terminated for, among other reasons, material breaches of representations and warranties, bankruptcies of the Sellers or the Transferor, a judgment or order for the payment of money rendered against the Transferor, cross-defaults to the Company's other debt, or breach of specified financial covenants. The Company is currently in compliance with these covenants.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on the Company's consolidated balance sheet and the costs associated with the facility being recorded as interest expense. At September 30, 2004, the Company had outstanding borrowings of $47.6 million under the facility, which the Company had used to repay term loans under the senior credit facilities.

4.    Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

Balance as of December 31, 2003	$2,500.1
Adjustment to record purchased IPR&D expense	(122.3)
Adjustment of Ondeo Nalco Group purchase price	(25.3)
Revised fair value of property, plant and equipment	21.5
Adjustment to fair value of other long term assets	1.5
Adjustment to accrued liabilities	21.9
Adjustment to deferred income taxes	(22.6)
Effect of foreign currency translation	(15.7)
Balance as of September 30, 2004	$2,359.1

The following table reflects intangible assets and related amortization information:

	As of September 30, 2004		As of December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$492.3	$(79.3)	$494.4	$(13.9)
Patents and developed technology	100.5	(9.6)	100.1	(1.7)
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,422.8	$(88.9)	$1,424.5	$(15.6)

5.    Debt

Debt consists of the following:

	September 30, 2004	December 31, 2003
Short-term
Checks outstanding and bank overdrafts	$12.3	$19.5
Notes payable to banks	0.1	1.5
Current maturities of long-term debt	1.3	29.2
Notes payable to affiliated companies	—	1.7
	$13.7	$51.9
Long-term
Revolving credit facility	$—	$15.0
Securitized trade accounts receivable facility	47.6	—
Term loan A, due November 2009	225.6	311.2
Term loan B, due November 2010	1,095.9	1,300.0
Senior notes, due November 2011	913.1	917.7
Senior subordinated notes, due November 2013	713.1	717.7
Unsecured notes, due May 2008	27.8	27.8
Other	3.9	2.6
	3,027.0	3,292.0
Less: Current portion	1.3	29.2
	$3,025.7	$3,262.8

6.    Unitholder's Equity

Unitholder's equity consists of the following:

	September 30, 2004	December 31, 2003
Capital account	$1,012.9	$1,001.9
Accumulated deficit	(118.3)	(24.1)
Accumulated other comprehensive income:
Foreign currency translation adjustments	72.9	91.2
Total unitholder's equity	$967.5	$1,069.0

During the nine months ended September 30, 2004, the Company received additional capital contributions of $11.0 million from its direct parent company, Nalco Finance Holdings LLC. This primarily resulted from $9.3 million of capital contributions received by the Company's ultimate parent company, Nalco LLC, comprised of an additional equity investment of $1.2 million by Dr. William H. Joyce and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2004 Unit Plan. The remaining $1.7 million represented a portion of the proceeds from the senior discount notes issued by Nalco Finance Holdings LLC in January 2004.

7.    Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Service cost	$6.6	$5.1	$21.1	$17.7
Interest cost	9.0	7.7	29.1	27.7
Expected return on plan assets	(6.3)	(6.6)	(19.9)	(24.4)
Amortization of prior service cost	—	(0.5)	—	(1.9)
Recognized net actuarial loss	—	3.0	—	11.1
Special termination benefits	—	—	—	0.6
Settlement charge	—	—	—	0.7
Curtailment	—	—	—	0.9
Net periodic cost	$9.3	$8.7	$30.3	$32.4

	Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Service cost	$1.2	$1.0	$4.1	$3.6
Interest cost	1.8	1.7	6.2	6.4
Amortization of prior service cost	—	(2.0)	—	(7.1)
Recognized net actuarial loss	—	1.4	—	5.1
Net periodic cost	$3.0	$2.1	$10.3	$8.0

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company has determined that prescription drug benefits that it provides to its retirees do not qualify for the federal subsidy provided by the Act. Accordingly, no accounting recognition is required.

The Company contributed $4.1 million to its principal domestic pension plan during the third quarter 2004.

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

During the second quarter 2004, Nalco LLC granted certain officers and key employees of the Company rights to purchase a designated number of one or more classes of equity interests ("Units") in Nalco LLC. Those officers and key employees who elected to purchase such Units did so at their fair value, as determined by an independent valuation advisor.

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

As a result of the purchase of Units under the Plan by key officers and employees, the Company received an additional contribution of capital of $8.1 million.

9.    Business Optimization Expenses

During 2002, the Predecessor began a program to realign its support for the petroleum, petrochemical, pulp, and paper industries to provide one-stop process improvement and water treatment sales and service to these key customers. As a result, the Predecessor incurred expenses of $5.1 million and $13.2 million during the three months and nine months ended September 30, 2003, respectively, which consisted primarily of severance, outplacement, and employee relocations. This program was completed in 2003.

As a result of acquiring Exxon's interest in the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture in 2001, the Predecessor incurred costs related to integrating the operations of the joint venture with those of the Predecessor. Certain costs which were related to the integration, including severance, relocations, and asset impairments, were accrued as a liability on the date of acquisition. The Predecessor also incurred consulting and other expenses that were charged to business optimization expenses during 2003 and 2002, including $0.4 million and $2.0 million during the three months and nine months ended September 30, 2003, respectively.

10.    Summary of Other Income (Expense)

The components of other income (expense), net for the three months and nine months ended September 30, 2004 and 2003, include the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Gain (loss) on sale of business	$—	$(5.7)	$—	$(5.0)
Sponsor monitoring fees	(2.7)	—	(8.4)	—
Suez management fees	—	(0.8)	—	(2.3)
Franchise taxes	(0.8)	3.8	(2.3)	1.0
Equity in earnings of unconsolidated subsidiaries	1.1	0.4	2.4	1.7
Foreign currency exchange adjustments	0.2	(0.4)	(1.0)	2.8
Termination of interest rate swap	—	(10.9)	—	(10.9)
Other	1.0	0.8	2.8	(0.3)
	$(1.2)	$(12.8)	$(6.5)	$(13.0)

11.    Income Taxes

The difference between the Company's effective tax rate and the U.S. federal tax rate of 35%
for the three months ended September 30, 2004 is primarily attributable to the one-time impact of creating a tax-efficient method of repatriating earnings from certain offshore subsidiaries and incremental U.S. taxes on the repatriation of other non-U.S. earnings.

The difference between the Predecessor's effective tax rate and the U.S. federal tax rate of 35% for the three months ended September 30, 2003 was primarily attributable to the income tax impact on the loss on the sale of the Predecessor's South African subsidiary.

The difference between the Company's and the Predecessor's effective tax rate and the U.S. federal tax rate of 35% for the nine months ended September 30, 2004 and September 30, 2003 is primarily attributable to the nondeductible $122.3 million charge for purchased IPR&D and the $244.4 million of nondeductible goodwill impairment, respectively. Other factors contributing to the difference are the 2004 one-time impact of creating a tax efficient method of repatriating earnings from certain non-U.S. subsidiaries, incremental tax costs of repatriating non-U.S. earnings, non-U.S. taxes, state taxes and other permanent differences.

12.    Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and nine months ended September 30, 2004 and 2003, are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Net income (loss)	$12.4	$33.7	$(94.2)	$(154.0)
Other comprehensive income, net of income taxes:
Gain on derivative instruments	—	8.0	—	8.5
Foreign currency translation adjustments	44.3	13.2	(18.3)	50.9
Comprehensive income (loss)	$56.7	$54.9	$(112.5)	$(94.6)

13.    Segment Information

The Company provides integrated water treatment and process improvement services for industrial and institutional applications, using technologically advanced solutions, combining chemical products and equipment, and consistent, reliable on-site service and expertise. These solutions and services enable the Company's customers to improve production yields, lower manufacturing costs, extend asset lives and maintain environmental standards at costs that represent a small share of their overall production expense.

The Company is organized based on the end markets it serves. The organization is comprised of the following reportable segments:

Industrial and Institutional Services – This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services – This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services – This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other – This segment serves the alternative channels to market, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes the Company's subsidiary in India and the Katayama Nalco joint venture.

Beginning with the three months ended September 30, 2004, the Company began reporting Pacific region results related to the Industrial and Institutional Services segment and the Paper Services segment with those segments. These results had previously been reported in the Other segment. Amounts for prior periods have been restated to conform with this change in the composition of the Company's reportable segments.

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

Net sales by reportable segment were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Industrial and Institutional Services	$355.4	$336.1	$1,036.7	$954.6
Energy Services	200.1	180.8	592.2	531.1
Paper Services	164.7	159.8	490.0	463.2
Other	54.0	34.7	109.0	115.2
Net sales	$774.2	$711.4	$2,227.9	$2,064.1

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Segment direct contribution:
Industrial and Institutional Services	$88.0	$94.0	$257.7	$239.9
Energy Services	40.0	41.0	124.8	121.9
Paper Services	35.8	39.5	112.1	108.2
Other	(4.1)	(10.7)	(45.4)	(32.6)
Total segment direct contribution	159.7	163.8	449.2	437.4
Income (expenses) not allocated to segments:
Administrative expenses	(41.9)	(51.8)	(139.2)	(158.7)
Amortization of intangible assets	(23.9)	(20.5)	(73.0)	(61.8)
Impairment of goodwill	—	—	—	(244.4)
In-process research and development	—	—	(122.3)	—
Business optimization expenses	—	(5.5)	—	(15.2)
Operating earnings (loss)	93.9	86.0	114.7	(42.7)
Other income (expense), net	(1.2)	(12.8)	(6.5)	(13.0)
Interest income	2.3	1.1	7.7	5.4
Interest expense	(53.7)	(9.7)	(159.7)	(29.2)
Earnings (loss) before income taxes	$41.3	$64.6	$(43.8)	$(79.5)

14.    Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability, employee and environmental matters. Historically these matters have not had a material impact on the consolidated financial position of the Company. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company's financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company's liability becomes probable and when costs can be reasonably estimated. The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at September 30, 2004.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the three months and nine months ended September 30, 2004, relating to environmental compliance and clean up activities were not significant.

The Company has been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on the Company's business historically and the Company does not anticipate these matters to present any material risk to the Company's business in the future. Notwithstanding, the Company cannot predict the outcome of any such lawsuits or the involvement the Company might have in these matters in the future.

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials and the claimed leakage of wastewater at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts and chemicals, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. The Company maintains accruals and/or has insurance in those instances where there is reason to believe that significant costs might be incurred.

15.    Guarantees

No significant guarantees were outstanding at September 30, 2004, other than subsidiary-related performance guarantees.

The Company had $34.5 million of letters of credit outstanding at September 30, 2004.

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

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2004
(Unaudited)
(Dollars in Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$6.0	$0.6	$56.5	$—	$63.1
Trade accounts receivable	—	(14.0)	4.8	532.4	—	523.2
Inventories – finished products	—	66.0	45.0	115.0	—	226.0
Inventories – materials & work in process	—	13.5	13.0	33.4	—	59.9
Intercompany accounts receivable	—	62.9	417.8	67.6	(548.3)	—
Prepaid expenses, taxes, and other current assets	—	13.3	2.1	45.2	—	60.6
Total current assets	—	147.7	483.3	850.1	(548.3)	932.8
Property, plant, and equipment, net	—	276.7	154.1	385.0	—	815.8
Investment in related parties	980.4	2,135.4	368.9	—	(3,484.7)	—
Goodwill	—	415.3	618.1	1,325.7	—	2,359.1
Other intangibles	—	1,055.1	61.7	217.1	—	1,333.9
Other assets	—	320.8	20.2	44.4	—	385.4
Total assets	$980.4	$4,351.0	$1,706.3	$2,822.3	$(4,033.0)	$5,827.0
Accounts payable	$—	$68.1	$36.3	$118.9	$—	$223.3
Short-term debt	—	1.7	0.1	11.9	—	13.7
Other current liabilities	—	77.5	58.2	186.0	—	321.7
Intercompany accounts payable	—	421.6	11.1	115.6	(548.3)	—
Total current liabilities	—	568.9	105.7	432.4	(548.3)	558.7
Long-term debt	—	2,975.6	—	50.1	—	3,025.7
Deferred income taxes	—	467.1	17.9	75.8	—	560.8
Accrued pension benefits	—	221.3	36.0	138.3	—	395.6
Other liabilities	—	252.7	27.9	25.2	—	305.8
Total other liabilities	—	3,916.7	81.8	289.4	—	4,287.9
Minority interest	12.9	—	—	12.9	(12.9)	12.9
Total unitholder's/ shareholders' equity	967.5	(134.6)	1,518.8	2,087.6	(3,471.8)	967.5
Total liabilities and unitholder's/ shareholders' equity	$980.4	$4,351.0	$1,706.3	$2,822.3	$(4,033.0)	$5,827.0

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2003 (Successor)
(Unaudited)
(Dollars in Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$4.0	$22.5	$1.8	$71.7	$—	$100.0
Trade accounts receivable	—	96.3	62.1	324.5	—	482.9
Inventories – finished products	—	68.7	46.9	118.0	—	233.6
Inventories – materials & work in process	—	13.1	11.2	37.2	—	61.5
Notes receivable from related parties	—	52.0	45.8	17.1	(114.9)	—
Other receivables from related parties	—	97.3	266.3	1.7	(365.3)	—
Prepaid expenses, taxes, and other current assets	0.1	51.7	2.0	45.3	(1.5)	97.6
Total current assets	4.1	401.6	436.1	615.5	(481.7)	975.6
Property, plant, and equipment, net	—	303.4	160.7	401.5	—	865.6
Investment in related parties	1,080.5	2,082.5	372.2	—	(3,535.2)	—
Goodwill	—	550.4	631.6	1,318.1	—	2,500.1
Other intangibles	—	1,084.5	71.6	252.8	—	1,408.9
Other assets	—	342.5	24.2	46.9	—	413.6
Total assets	$1,084.6	$4,764.9	$1,696.4	$2,634.8	$(4,016.9)	$6,163.8
Accounts payable	$—	$49.4	$24.1	$82.4	$—	$155.9
Short-term debt	—	36.7	2.9	12.3	—	51.9
Other current liabilities	4.0	75.9	53.4	189.2	(1.5)	321.0
Intercompany accounts payable	—	315.1	79.2	85.9	(480.2)	—
Total current liabilities	4.0	477.1	159.6	369.8	(481.7)	528.8
Long-term debt	—	3,260.9	—	1.9	—	3,262.8
Deferred income taxes	—	508.7	14.4	100.9	—	624.0
Accrued pension benefits	—	211.6	32.2	130.3	—	374.1
Other liabilities	—	242.5	26.0	25.0	—	293.5
Total other liabilities	—	4,223.7	72.6	258.1	—	4,554.4
Minority interest	11.6	—	—	11.6	(11.6)	11.6
Total unitholder's/ shareholders' equity	1,069.0	64.1	1,464.2	1,995.3	(3,523.6)	1,069.0
Total liabilities and unitholder's/ shareholders' equity	$1,084.6	$4,764.9	$1,696.4	$2,634.8	$(4,016.9)	$6,163.8

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months ended September 30, 2004
(Unaudited)
(Dollars in Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$278.5	$135.4	$430.0	$(69.7)	$774.2
Operating costs and expenses:
Cost of product sold	—	(162.7)	(85.3)	(216.4)	69.7	(394.7)
Selling, administrative, and research expenses	—	(101.2)	(31.2)	(129.3)	—	(261.7)
Amortization of intangible assets	—	(9.7)	(3.3)	(10.9)	—	(23.9)
Total operating costs and expenses	—	(273.6)	(119.8)	(356.6)	69.7	(680.3)
Operating earnings	—	4.9	15.6	73.4	—	93.9
Other income (expense), net	14.1	8.9	15.3	(16.6)	(22.9)	(1.2)
Interest income	—	1.9	1.3	6.4	(7.3)	2.3
Interest expense	—	(57.1)	(2.1)	(1.8)	7.3	(53.7)
Earnings (loss) before income taxes	14.1	(41.4)	30.1	61.4	(22.9)	41.3
Income tax benefit (provision)	—	3.0	(4.2)	(25.8)	(0.2)	(27.2)
Minority interests	(1.7)	—	—	(1.7)	1.7	(1.7)
Net income (loss)	$12.4	$(38.4)	$25.9	$33.9	$(21.4)	$12.4

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Operations
Three Months ended September 30, 2003
(Unaudited)
(Dollars in Millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Net sales	$262.5	$126.4	$376.9	$(54.4)	$711.4
Operating costs and expenses:
Cost of product sold	(145.0)	(66.2)	(181.1)	54.4	(337.9)
Selling, administrative, and research expenses	(103.9)	(37.9)	(119.7)	—	(261.5)
Amortization of intangible assets	(18.7)	(0.9)	(0.9)	—	(20.5)
Business optimization expenses	(3.7)	0.1	(1.9)	—	(5.5)
Total operating costs and expenses	(271.3)	(104.9)	(303.6)	54.4	(625.4)
Operating earnings (loss)	(8.8)	21.5	73.3	—	86.0
Other income (expense), net	7.3	22.6	(34.8)	(7.9)	(12.8)
Interest income	1.5	1.3	(0.4)	(1.3)	1.1
Interest expense	(8.1)	(0.3)	(2.6)	1.3	(9.7)
Earnings (loss) before income taxes	(8.1)	45.1	35.5	(7.9)	64.6
Income tax benefit (provision)	(8.2)	(11.7)	(9.6)	—	(29.5)
Minority interests	—	—	(1.4)	—	(1.4)
Net income (loss)	$(16.3)	$33.4	$24.5	$(7.9)	$33.7

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Nine Months ended September 30, 2004
(Unaudited)
(Dollars in Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$810.6	$398.3	$1,218.0	$(199.0)	$2,227.9
Operating costs and expenses:
Cost of product sold	—	(462.9)	(244.6)	(619.9)	199.0	(1,128.4)
Selling, administrative, and research expenses	—	(327.8)	(87.9)	(373.8)	—	(789.5)
Amortization of intangible assets	—	(29.6)	(9.8)	(33.6)	—	(73.0)
In-process research and development	—	(108.6)	(13.7)	—	—	(122.3)
Total operating costs and expenses	—	(928.9)	(356.0)	(1,027.3)	199.0	(2,113.2)
Operating earnings (loss)	—	(118.3)	42.3	190.7	—	114.7
Other income (expense), net	(90.6)	39.9	25.3	(54.7)	73.6	(6.5)
Interest income	—	6.8	3.4	7.9	(10.4)	7.7
Interest expense	—	(163.3)	(2.6)	(4.2)	10.4	(159.7)
Earnings (loss) before income taxes	(90.6)	(234.9)	68.4	139.7	73.6	(43.8)
Income tax benefit (provision)	—	20.0	(5.7)	(60.9)	(0.2)	(46.8)
Minority interests	(3.6)	—	—	(3.6)	3.6	(3.6)
Net income (loss)	$(94.2)	$(214.9)	$62.7	$75.2	$77.0	$(94.2)

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Operations
Nine Months ended September 30, 2003
(Unaudited)
(Dollars in Millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Net sales	$772.6	$379.1	$1,074.3	$(161.9)	$2,064.1
Operating costs and expenses:
Cost of product sold	(415.6)	(213.0)	(526.1)	161.9	(992.8)
Selling, administrative, and research expenses	(341.8)	(108.0)	(342.8)	—	(792.6)
Impairment of goodwill	(244.4)	—	—	—	(244.4)
Amortization of intangible assets	(56.2)	(2.9)	(2.7)	—	(61.8)
Business optimization expenses	(12.7)	(0.2)	(2.3)	—	(15.2)
Total operating costs and expenses	(1,070.7)	(324.1)	(873.9)	161.9	(2,106.8)
Operating earnings (loss)	(298.1)	55.0	200.4	—	(42.7)
Other income (expense), net	48.5	28.4	(52.4)	(37.5)	(13.0)
Interest income	4.0	4.1	1.3	(4.0)	5.4
Interest expense	(24.2)	(1.2)	(7.8)	4.0	(29.2)
Earnings (loss) before income taxes	(269.8)	86.3	141.5	(37.5)	(79.5)
Income tax benefit (provision)	(7.1)	(14.1)	(48.9)	—	(70.1)
Minority interests	—	—	(4.4)	—	(4.4)
Net income (loss)	$(276.9)	$72.2	$88.2	$(37.5)	$(154.0)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine Months ended September 30, 2004
(Unaudited)
(Dollars in Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(94.2)	$(214.9)	$62.7	$75.2	$77.0	$(94.2)
Non cash adjustments	94.6	195.7	45.8	60.0	(90.6)	305.5
Changes in operating assets and liabilities	(4.1)	99.6	8.7	(59.3)	—	44.9
Net cash provided by (used for) operating activities	(3.7)	80.4	117.2	75.9	(13.6)	256.2
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	(0.3)	25.6	—	—	—	25.3
Additions to property, plant, and equipment, net	—	(12.9)	(3.9)	(40.9)	—	(57.7)
Business purchases/sales, net	(11.0)	(3.0)	(0.3)	(0.1)	14.4	—
Other investing activities	—	114.7	(23.4)	(53.0)	(43.4)	(5.1)
Net cash provided by (used for) investing activities	(11.3)	124.4	(27.6)	(94.0)	(29.0)	(37.5)
Financing activities
Cash dividends	—	—	(4.2)	(9.4)	13.6	—
Changes in debt	—	(232.3)	(87.1)	12.3	43.4	(263.7)
Capital contribution	11.0	11.0	0.5	2.9	(14.4)	11.0
Other financing activities	—	—	—	(0.7)	—	(0.7)
Net cash provided by (used for) financing activities	11.0	(221.3)	(90.8)	5.1	42.6	(253.4)
Effect of exchange rate changes on cash	—	—	—	(2.2)	—	(2.2)
Increase (decrease) in cash	(4.0)	(16.5)	(1.2)	(15.2)	—	(36.9)
Cash at beginning of period	4.0	22.5	1.8	71.7	—	100.0
Cash at end of period	$—	$6.0	$0.6	$56.5	$—	$63.1

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Cash Flows
Nine Months ended September 30, 2003
(Unaudited)
(Dollars in Millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income (loss)	$(276.9)	$72.2	$88.2	$(37.5)	$(154.0)
Non cash adjustments	348.5	25.0	49.0	25.0	447.5
Changes in operating assets and liabilities	(25.5)	(11.6)	6.3	—	(30.8)
Net cash provided by operating activities	46.1	85.6	143.5	(12.5)	262.7
Investing activities
Additions to property, plant, and equipment, net	(20.1)	(8.7)	(38.1)	—	(66.9)
Business purchases/sales, net	25.7	(0.8)	(54.9)	4.4	(25.6)
Other investing activities	40.6	(37.2)	2.6	(41.4)	(35.4)
Net cash (used for) investing activities	46.2	(46.7)	(90.4)	(37.0)	(127.9)
Financing activities
Cash dividends	—	(6.3)	(35.2)	12.5	(29.0)
Changes in debt	(92.2)	(40.7)	(15.3)	41.4	(106.8)
Capital contribution	—	4.4	31.6	(4.4)	31.6
Other financing activities	—	(0.4)	(2.2)	—	(2.6)
Net cash (provided by) financing activities	(92.2)	(43.0)	(21.1)	49.5	(106.8)
Effect of exchange rate changes on cash	—	—	10.7	—	10.7
Increase (decrease) in cash	0.1	(4.1)	42.7	—	38.7
Cash at beginning of period	1.0	4.4	115.1	—	120.5
Cash at end of period	$1.1	$0.3	$157.8	$—	$159.2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2004 (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," " believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

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

Executive Overview

During the three months ended September 30, 2004, we generated strong sales growth compared to the three months ended September 30, 2003, which enabled us to make discretionary debt reduction payments during the three months ended September 30, 2004, including paying down $90.0 million of term loan debt. These accelerated payments helped reduce our indebtedness, net of our change in cash and cash equivalents, by $92.9 million during the three months ended September 30, 2004.

Net sales for the three months ended September 30, 2004 increased 8.8% to $774.2 million from $711.4 million for the same period last year. Changes in foreign currency translation rates accounted for 3.3% of the growth. A total of $4.5 million, or 0.6%, of the increase in sales came from net acquisition/divestiture activity, driven primarily by the addition of Katayama Nalco sales above the amount we contributed to the Japanese joint venture, minus sales from our divested South Africa business. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, our sales grew 4.9% even as cool summer weather and hurricane-based plant shutdowns modestly affected sales.

All three of our major segments contributed to our sales growth during the three months ended September 30, 2004, led by the Energy Services segment, which increased sales 10.7% compared to the three months ended September 30, 2003. Industrial and Institutional Services sales grew 5.7%, while Paper Services improved sales by 3.1%. The Other segment, consisting mainly of Katayama Nalco, our operations in India, our Integrated Channels Group and some miscellaneous sales, grew 55.6% compared to the three months ended September 30, 2003, primarily as a result of our consolidation of Katayama Nalco's sales.

Gross margins declined from 52.5% in the three months ended September 30, 2004 to 49.0% in the three months ended September 30, 2003, largely due to freight and raw material cost increases and changes in product mix, with lower gross margin mining and oil and gas exploration services growing significantly faster than our other business units, while above-average gross margin cooling water sales grew more slowly as a result of cooler than normal July and August weather in North America.

During the three months ended September 30, 2004, supply constraints of acrylic acid, cationic monomer and silicone challenged us to raise prices and develop alternate suppliers and products. While we had anticipated increased costs during this period, the magnitude of the cost increases has been higher than we had previously anticipated. We have, however, not faced shortages in a few significant raw materials since vendors have allocated to us supplies of these materials.

We have a number of options to counter these cost increases, including active price management, using existing alternative technologies and developing new offerings. All of these options take a period of time before the benefits can be reflected in our results.

We have quickly moved to replace some products containing supply-constricted materials with alternative products while maintaining or improving customer performance as fully as possible. We have also announced additional price increases in September 2004 designed to begin taking effect during the fourth quarter of 2004. We expect these price increases to offset higher freight costs, in addition to offsetting raw material costs that continued to rise through the three months ended September 30, 2004. Because of the service nature of our business, it generally takes several months before the full impacts of price increases are reflected in our results.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain of our new product programs also reduce our dependence on selected raw materials. Our 3D TRASAR® stress management system for cooling water improves customer performance while reducing demand for acrylic-acid-based products. In the three months ended September 30, 2004, we had approximately $7.0 million of sales of our 3D TRASAR® stress management system.

Corporate-level cost reductions contributed to a 9.2% improvement in operating earnings in the three months ended September 30, 2004 compared to the same period last year, of which 6.3% was organic (i.e., excluding the impacts of changes in foreign currency translation rates and acquisitions and divestitures).

Net income was $12.4 million in the three months ended September 30, 2004, compared to $33.7 million in the three months ended September 30, 2003. This change is primarily due to changes in interest expense, which was $53.7 million during the three months ended September 30, 2004 compared to $9.7 million during the three months ended September 30, 2003, prior to the Acquisition.

Our largest capital expenditure project in 2004 is for information systems. In October 2004, we successfully completed conversion of our North America business to a new SAP platform. We expect our European operations to convert to the SAP platform at the beginning of January 2005. In anticipation of a possible interruption in product shipments due to the conversion, we plan to encourage our European customers to accept product shipments early, under normal terms of sale, which will result in the shifting of some sales from the first quarter of 2005 to the fourth quarter of 2004. We cannot reasonably estimate the impact of these sales on our fourth quarter results at this time, but we expect the amounts to be fairly limited. We intend to clarify these impacts on our results when announcing fourth quarter sales and earnings.

The capital demands on our business remain low. For the three months ended September 30, 2004, our net capital expenditures were $22.8 million compared to $26.5 million in the three months ended September 30, 2003, with nearly one-third of the expenditures attributed to our SAP project. We expect capital costs for information technology to decline in 2005 with the completion of the SAP project in Europe. However, we expect our annual capital spending to remain at approximately $100 million in 2005 as we expand capacity in a few select areas, such as our supply chain, to meet volume growth.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales for the quarters ended September 30, 2004 and September 30, 2003 may be compared as follows:

	Successor	Predecessor		Attributable to Changes in the Following Factors
	Three Months Ended
(dollars in millions)	September 30, 2004	September 30, 2003	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$355.4	$336.1	5.7%	3.5%	(0.4)%	2.6%
Energy Services	200.1	180.8	10.7%	3.2%	(1.9)%	9.4%
Paper Services	164.7	159.8	3.1%	3.0%	(1.4)%	1.5%
Other	54.0	34.7	55.6%	4.0%	33.1%	18.5%
Net sales	$774.2	$711.4	8.8%	3.3%	0.6%	4.9%

Net Sales.    Net sales for the three months ended September 30, 2004 were $774.2 million, an 8.8% increase over the $711.4 million reported for the three months ended September 30, 2003. After

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

adjusting for the favorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, net sales were up 4.9%. This improvement was driven by favorable sales growth broadly spread across our customer base. The Energy Services division, led by strong oil and gas production service sales, posted significant organic growth in sales of 9.4% over the same period last year. The Industrial and Institutional Services division reported broad-based growth across most of the markets and geographic regions it serves, led by its global mining business. Solid gains in our water treatment business in the Middle East, Latin America and the Pacific region, also contributed to the 2.6% organic growth reported by the Industrial and Institutional Services division. Organically, Paper Services division sales were slightly favorable compared to a year ago, reflecting continued growth in the Pacific region, Latin America and Europe, partly offset by the lingering effect of 2003 price and contract concessions in North America. The variation in revenue recognition adjustments for Europe and North America accounted for most of the organic change in other" sales. In addition, other" sales include the sales of a new Japanese joint venture, Katayama Nalco, which was formed with Katayama Chemical Inc. to accelerate our development in this important industrialized market. The increase in other" sales attributable to acquisitions/divestitures includes the incremental impact of Katayama Nalco, which was partially offset by the effect of the 2003 divestiture of the Predecessor's South African subsidiary.

Gross Profit.    Gross profit, defined as the difference between net sales and costs of products sold, of $379.5 million for the three months ended September 30, 2004 increased by $6.0 million, or 1.6%, over the $373.5 million reported for the three months ended September 30, 2003. Adjusted for the favorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, gross profit decreased by $7.0 million, or 1.9%. The most notable factors contributing to this decrease were the aforementioned increase in sales volumes, which favorably impacted gross profit by approximately $15.5 million, but which was more than offset by margin erosion mainly due to product mix ($11.0 million), increased raw material ($4.5 million), and freight costs ($4.0 million). The most significant margin erosion was in the Industrial and Institutional Services division, whose gross profit margin declined 3.9% from the three months ended September 30, 2003. A significant portion of this decline was driven by the stronger sales growth in lower margin business, primarily global mining. This unfavorable mix impact was amplified by raw material and freight increases. In addition, both the Paper Services division and the Energy Services division gross profit margin declined by more than 3% compared to the three months ended September 30, 2003. Paper Services was mostly affected by the negative price impact resulting from contract renegotiations and by increased freight costs, whereas Energy Services was mostly affected by a combination of mix — stronger organic growth of lower margin upstream businesses — and higher raw material costs.

Selling, Administrative and Research Expenses.    Selling, administrative and research expenses for the three months ended September 30, 2004 were $261.7 million, an increase of $0.2 million, or 0.1%, from $261.5 million for the three months ended September 30, 2003. Adjusted for the unfavorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, selling, administrative, and research expenses decreased by $9.8 million, or 3.7%, primarily due to spending reduction initiatives launched at the end of 2003 and tightened spending controls in 2004.

Amortization of Intangible Assets.    Amortization of intangible assets was $23.9 million and $20.5 million for the three months ended September 30, 2004 and 2003, respectively. The increase resulted from higher amortization of intangible assets as a result of the Acquisition.

Business Optimization Expenses.    Business optimization expenses of $5.5 million for the three months ended September 30, 2003 primarily represented expenses associated with the Predecessor's sales and marketing business realignment launched in 2002.

Other Income (Expense), Net.    Other income (expense), net was an expense of $1.2 million and $12.8 million for the three months ended September 30, 2004 and 2003, respectively. Included in the three months ended September 30, 2003 was a $10.9 million charge resulting from the discontinuance

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of hedge accounting for an interest rate swap and a $5.3 million loss on the sale of the Predecessor's South African subsidiary. Franchise taxes were $0.8 million for the three months ended September 30, 2004 compared to a credit of $3.8 million for the same period in 2003. This credit was due to an adjustment of the Predecessor's franchise tax accruals as a result of the planned sale of the Predecessor and the expected change in capitalization. Suez management fees incurred by the Predecessor for the three months ended September 30, 2003 were $0.8 million, whereas Sponsor monitoring fees for the three months ended September 30, 2004 were $2.7 million.

Net Interest Expense.    Net interest expense, defined as the combination of interest income and interest expense, was $51.4 million for the three months ended September 30, 2004, an increase of $42.8 million from the $8.6 million reported for the three months ended September 30, 2003. The increase is due primarily to the interest charges incurred on the new debt used to finance the Acquisition.

Effective Tax Rate.    The effective tax rate was 65.9% for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2003, after adjusting for the aforementioned sale of the Predecessor's South African subsidiary, was 37.5%. The effective tax rate in 2004 is higher than 2003 mostly because of the one-time impact of creating a tax-efficient method of repatriating earnings from certain offshore subsidiaries and incremental U.S. taxes on the repatriation of other non-U.S. earnings.

Minority Interest Expense.    Minority interest expense was $0.3 million higher for the three months ended September 30, 2004 than the $1.4 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 and September 30, 2003 may be compared as follows:

	Successor	Predecessor		Attributable to Changes in the Following Factors
	Nine Months Ended
(dollars in millions)	September 30, 2004	September 30, 2003	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,036.7	$954.6	8.6%	4.4%	(0.2)%	4.4%
Energy Services	592.2	531.1	11.5%	3.8%	(0.9)%	8.6%
Paper Services	490.0	463.2	5.8%	3.7%	1.3%	0.8%
Other	109.0	115.2	(5.4)%	3.8%	(4.8)%	(4.4)%
Net sales	$2,227.9	$2,064.1	7.9%	4.1%	(0.3)%	4.1%

Net Sales.    Net sales for the nine months ended September 30, 2004 were $2,227.9 million, a 7.9% increase over the $2,064.1 million reported for the nine months ended September 30, 2003. After adjusting for the favorable effects of changes in foreign currency translation rates and the net impact of acquisitions and divestitures, net sales were up 4.1%. The Energy Services division reported organic growth in sales of 8.6% over last year, with double-digit improvements posted by both of its upstream business groups. Led by its global mining business, the Industrial and Institutional Services division reported a 4.4% organic increase in sales. Paper Services division sales were nearly flat on an organic basis compared to a year ago, as the lingering effect of price and contract concessions in North America in 2003 were offset by new business gained and good growth in the Pacific region, Europe and Latin America. The unfavorable organic growth in "other" is mainly due to the decision made last year to reduce certain low-margin business with a major customer, slightly offset by organic growth in India. The effect of this decision also reduced the organic growth of total net sales by 0.4%.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit.    Gross profit, defined as the difference between net sales and costs of products sold, of $1,099.5 million for the nine months ended September 30, 2004 increased by $28.2 million, or 2.6%, over the $1,071.3 million reported for the nine months ended September 30, 2003. Adjusted for the favorable effect of changes in foreign currency translation rates and the net unfavorable impact of acquisitions and divestitures, gross profit decreased by $9.4 million, or 0.9%. Expensing a portion of the adjustment made to increase inventories to fair value at the date of the Acquisition unfavorably impacted gross profit by $14.5 million. Other significant factors contributing to the organic change in gross profit were the aforementioned increase in sales volumes, which favorably impacted gross profit by approximately $43.4 million, but which was partly offset by margin erosion mainly due to product mix ($25.0 million), raw material cost increases ($6.3 million) and freight increases ($9.0 million). Gross profit margin for the nine months ended September 30, 2004 declined to 49.4% from 51.9% for the same period last year. The impact of the expensing of a portion of the adjustment made to increase inventories to fair value at the date of Acquisition accounted for approximately one-fourth of this decline.

Selling, Administrative, and Research Expenses.    Selling, administrative, and research expenses for the nine months ended September 30, 2004 of $789.5 million decreased by $3.1 million, or 0.4%, from the same period last year. Adjusted for the unfavorable effects of changes in foreign currency translation rates, selling, administrative, and research expenses decreased by $30.7 million, or 3.9%, primarily due to spending reductions initiatives launched in the fourth quarter 2003 and tightened spending controls in 2004. The net favorable impact from acquisitions and divestitures also contributed $1.1 million to the change.

Impairment of Goodwill.    The impairment of goodwill of $244.4 million for the nine months ended September 30, 2003 resulted from the Predecessor's evaluation of its goodwill, based on the purchase price for the Acquisition and the fair value of its assets and liabilities.

Amortization of Intangible Assets.    Amortization of intangible assets was $73.0 million and $61.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase resulted from higher amortization of intangible assets as a result of the Acquisition.

In-Process Research and Development.    In-process research and development was a one-time charge of $122.3 million recorded during the nine months ended September 30, 2004, as a result of preliminary purchase accounting entries related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business Optimization Expenses.    Business optimization expenses of $15.2 million for the nine months ended September 30, 2003 were mostly attributable to the Predecessor's sales and marketing business realignment launched in 2002.

Other Income (Expense), Net.    Other income (expense), net was an expense of $6.5 million and $13.0 million for the nine months ended September 30, 2004 and 2003, respectively. This $6.5 million decrease is primarily attributable to a $10.9 million charge in 2003 resulting from the discontinuance of hedge accounting for an interest rate swap and a $5.3 million loss on the sale of the Predecessor's South African subsidiary in 2003, partially offset by unfavorable changes in franchise taxes of $3.3 million. In addition, Suez management fees expensed by the Predecessor for the nine months ended September 30, 2003 were $2.3 million, whereas Sponsor monitoring fees for the nine months ended September 30, 2004 were $8.4 million. Lower franchise taxes partly offset these unfavorable changes.

Net Interest Expense.    Net interest expense, defined as the combination of interest income and interest expense, of $152.0 million for the nine months ended September 30, 2004 increased by $128.2 million from the $23.8 million reported for the nine months ended September 30, 2003. The increase is due primarily to the interest charges incurred on the new debt used to finance the Acquisition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective Tax Rate.    The effective tax rate, excluding the impact of the aforementioned charge for purchased IPR&D, was 59.6% for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2003, excluding the impact of the goodwill impairment charge and the sale of the Predecessor's South African subsidiary, was 39.2%. The effective tax rate in 2004 is significantly higher than 2003 mostly because of the one-time impact of creating a tax-efficient method of repatriating earnings from certain offshore subsidiaries and the incremental U.S. taxes on the repatriation of other non-U.S. earnings.

Minority Interest Expense.    Minority interest expense was $0.8 million lower than the $4.4 million for the nine months ended September 30, 2003, due mostly to the sale of the Predecessor's South African subsidiary in 2003.

Liquidity and Capital Resources

Operating activities.    Historically, the Company's main source of liquidity has been its solid cash flow generated by operating activities. For the nine months ended September 30, 2004, cash provided by operating activities was $256.2 million, a $6.5 million decrease from the same period last year. This decrease primarily resulted from higher interest payments in 2004, due to higher debt from the Acquisition, partly offset by lower working capital requirements, reflecting efforts to more effectively manage working capital.

Investing activities.    Cash used for investing activities was $37.5 million for the nine months ended September 30, 2004. Net property additions of $57.7 million were partly offset by a $25.3 million purchase price adjustment related to the Acquisition. Approximately 40% of the capital spending was attributable to the Company's implementation of a common SAP platform in North America and Europe.

Net property additions of $66.9 million accounted for slightly more than half of the $127.9 million of cash used for investing activities by the Predecessor during the nine months ended September 30, 2003. The purchase of the remaining 60% of the common shares of Oekophil AG and the purchase of a UK company from a related Suez company accounted for most of the $25.6 million net use of cash for business purchases/sales. Other investing activities of $35.4 million were mainly comprised of additional advances to a former related party and an investment in a former affiliated company.

Financing activities.    Net cash used for financing activities totaled $253.4 million during the nine months ended September 30, 2004. This was primarily comprised of a net repayment of borrowings.

During the nine months ended September 30, 2004, the Company repaid $287.1 million of term loans and $15.0 million of revolving credit facility debt. These debt repayments included $99.1 million of mandatory amortization and $203.0 million of discretionary debt repayments.

In June 2004, the Company entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under the Company's senior credit facilities. The facility provides up to $100 million in funding.

Of the $287.1 million of term loan debt repayments, $92.0 million was funded from the initial proceeds from borrowings under the facility. As of September 30, 2004, the outstanding balance for the facility was $47.6 million.

The Company received $11.0 million of additional capital during the nine months ended September 30, 2004. This was primarily the direct result of $9.3 million of additional equity received by the Company's ultimate parent company, Nalco LLC, and was comprised of an equity investment of $1.2 million from Dr. William H. Joyce, the

Company's Chairman and Chief Executive Officer, and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2004 Unit Plan, an equity

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

compensation plan. Using proceeds from the issuance of the senior discount notes it issued in January 2004, the Company's direct parent company, Nalco Finance Holdings LLC, contributed an additional $1.7 million of capital to the Company.

During the nine months ended September 30, 2003, net cash used for financing activities by the Predecessor totaled $106.8 million, reflecting cash dividends of $29.0 million, net repayments of debt of $106.8 million and capital contributions of $31.6 million from Nalco International SAS, a former related party owned by Suez.

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

The term loan A facility amortizes each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and nine.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the notes, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. The Company was in compliance with all covenants at September 30, 2004.

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

Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2004, the outstanding balance under these local lines of credit was approximately $14.4 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Adjusted EBITDA is calculated as follows:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income (loss)	$12.4	$33.7	$(94.2)	$(154.0)
Interest, net	51.4	8.6	152.0	23.8
Income tax provision	27.2	29.5	46.8	70.1
Depreciation	23.8	30.9	80.7	91.6
Amortization	23.9	20.5	73.0	61.8
EBITDA	$138.7	$123.2	$258.3	$93.3
Non-cash charges (1)	14.5	4.7	167.5	266.8
Business optimization expenses (2)	—	5.5	—	15.2
Unusual items (3)	2.2	20.6	6.7	29.0
Other adjustments (4)	1.9	(2.8)	5.6	(5.0)
Cost savings (5)	—	7.5	—	22.5
Adjusted EBITDA	$157.3	$158.7	$438.1	$421.8

(1)	Non-cash charges are further detailed on the following table:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Impairment of goodwill	$—	$—	$—	$244.4
In-process research and development	—	—	122.3	—
Inventory step-up	—	—	14.5	—
Asset write-offs	—	0.6	—	4.5
Profit sharing expense and 401(k) funded by Suez	8.0	5.7	24.0	17.4
Other	6.5	1.6	6.7	0.5
Non-cash charges	$14.5	$4.7	$167.5	$266.8

Impairment of goodwill

Goodwill impairment of $244.4 million was recorded by the Predecessor in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the nine months ended September 30, 2004, as a result of preliminary purchase accounting entries related to the Acquisition.

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

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Successor non-cash charges also includes the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Business optimization expenses for 2003 includes cost associated with the integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. See notes 2 and 9 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Pension and OPEB settlement and curtailment	$—	$—	$—	$1.6
Loss (gain) on sales, net of expenses	—	11.4	—	11.3
Other unusual items (a)	2.2	8.6	6.7	14.2
Suez management fees, net	—	0.6	—	1.9
	$2.2	$20.6	$6.7	$29.0

(a)	In 2003, our results were impacted by the effects of certain other unusual items including a termination charge for the settlement of an interest rate swap; executive severance and relocation expenses; legal and environmental expenses that mainly related to events that occurred prior to Suez's 1999 acquisition of Nalco Chemical Company and litigation costs not covered by our excess liability insurance policy; and consultancy expenses incurred on behalf of Suez. Our results for 2004 were impacted by the effects of certain other unusual items, including expenses associated with the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for the privately placed notes issued in connection with the Transactions; costs related to changing the name of our operating company from Ondeo Nalco Company to Nalco Company; and other Transaction-related expenses.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, 401(k) matching contributions and other pro forma adjustments. These pro forma adjustments include purchase accounting adjustments for pensions and the incremental rent expense we will incur under our sublease with Suez.

(5)	Our financing agreements also permit us to adjust EBITDA on a pro forma basis for certain cost savings that we expect to achieve. We have initiated a comprehensive cost reduction plan that was expected to yield annual savings of at least $30 million on a proforma basis in 2003. We implemented this plan immediately upon consummation of the Acquisition. The remainder of our cost reduction plan is expected to realize incremental efficiencies through work process redesign and other targeted cost improvement programs, which address inefficiencies in our administrative and overhead functions, as well as other support functions around the world.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our covenant levels and ratios for the four quarters ended September 30, 2004 are as follows:

	Covenant Level at September 30, 2004	Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.65x	3.04x
Maximum net debt to Adjusted EBITDA ratio	6.75x	5.18x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.04x

(1)	Our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to Adjusted EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,321.5 million that was outstanding under our term loan facilities as of September 30, 2004) and investments in similar business and other investments equal to 6% of Nalco Holdings LLC consolidated assets.

Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company's senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability, employee and environmental matters. Historically these matters have not had a material impact on the consolidated financial position of the Company. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company's financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company's liability becomes probable and when costs can be reasonably estimated. The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at September 30, 2004.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the three months and nine months ended September 30, 2004, relating to environmental compliance and clean up activities were not significant.

The Company has been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on the Company's business historically and the Company does not anticipate these matters to present any material risk to the Company's business in the future. Notwithstanding, the Company cannot predict the outcome of any such lawsuits or the involvement the Company might have in these matters in the future.

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials and the claimed leakage of wastewater at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts and chemicals, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. The Company maintains accruals and/or has insurance in those instances where there is reason to believe that significant costs might be incurred.

Item 6.    Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDINGS LLC

/s/ BRADLEY J. BELL

Name: Bradley J. Bell

Title:	Executive Vice President and Chief Financial Officer

Dated: November 15, 2004