Form 10-Q
period 2005-03-31
Nalco Holdings LLC
filed 2005-05-12
CIK 1290090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited)
	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$34.4	$33.2
Accounts receivable, less allowances of $22.6 in 2005 and $21.1 in 2004	587.5	594.2
Inventories:
Finished products	273.7	245.4
Materials and work in process	78.8	68.1
	352.5	313.5
Prepaid expenses, taxes and other current assets	75.5	90.1
Total current assets	1,049.9	1,031.0

Property, plant, and equipment, net	815.9	847.3
Intangible assets:
Goodwill	2,336.1	2,368.3
Other intangibles, net	1,297.9	1,323.6
Other assets	358.3	363.5
Total assets	$5,858.1	$5,933.7

Liabilities and unitholder's equity
Current liabilities:
Accounts payable	$260.4	$261.9
Short term debt	25.4	17.7
Other current liabilities	266.4	311.7
Total current liabilities	552.2	591.3

Other liabilities:
Long-term debt	3,070.2	3,100.6
Deferred income taxes	495.3	501.5
Accrued pension benefits	418.9	411.7
Other liabilities	296.4	296.8

Minority interest	11.9	14.1
Unitholder's equity	1,013.2	1,017.7
Total liabilities and unitholder's equity	$5,858.1	$5,933.7

See accompanying notes to condensed consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Net sales	$777.6	$713.3
Operating costs and expenses:
Cost of product sold	412.4	374.4
Selling, administrative, and research expenses	258.5	253.3
Amortization of intangible assets	20.6	24.2
In-process research and development	—	122.3
Business optimization expenses	0.8	—
Total operating costs and expenses	692.3	774.2

Operating earnings (loss)	85.3	(60.9)

Other income (expense), net	(2.2)	(3.5)
Interest income	2.1	2.7
Interest expense	(54.9)	(53.3)

Earnings (loss) before income taxes	30.3	(115.0)

Income tax provision	13.0	3.0

Minority interests	(1.2)	(1.0)
Net earnings (loss)	$16.1	$(119.0)

See accompanying notes to condensed consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Operating activities
Net earnings (loss)	$16.1	$(119.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	33.2	28.7
Amortization	20.6	24.2
In-process research and development	—	122.3
Amortization of deferred financing costs	2.7	2.8
Other, net	14.1	3.2
Changes in operating assets and liabilities	(69.8)	22.3
Net cash provided by operating activities	16.9	84.5

Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	(3.2)	25.6
Additions to property, plant, and equipment, net	(12.3)	(16.4)
Other investing activities	(1.6)	(2.2)
Net cash provided by (used for) investing activities	(17.1)	7.0

Financing activities
Changes in short-term debt, net	7.9	(2.7)
Proceeds from long-term debt	0.1	0.4
Repayments of long-term debt	(2.1)	(60.0)
Capital distributions	—	—
Other	(4.0)	—
Net cash provided by (used for) financing activities	1.9	(62.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.4)
Increase in cash and cash equivalents	1.2	28.8
Cash and cash equivalents at beginning of period	33.2	100.0
Cash and cash equivalents at end of period	$34.4	$128.8

See accompanying notes to condensed consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2005

1.    Description of Business and Change in Ownership

Description of Business

Nalco Holdings LLC and subsidiaries (the Company) is engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Change in Ownership

On November 4, 2003, Nalco Holdings LLC (the Buyer), a newly-formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement, as amended, with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group for $4,127.1 million, including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

The Buyer was capitalized by equity investments totaling $991.9 million from the Sponsors and $10.0 million from Dr. William H. Joyce, the Chairman and Chief Executive Officer of the Company. The equity investments were made to Nalco Investment Holdings LLC, which, in turn, contributed $1,001.9 million to the Buyer and was its parent company until January 14, 2004. Funding for the Acquisition included the equity investments and the issuance of senior notes and senior subordinated notes in a private offering, and new revolving credit and term loan facilities by the Buyer, through its 100% owned subsidiary, Nalco Company.

The Stock Purchase Agreement provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness (as both are defined in the Stock Purchase Agreement) of the Ondeo Nalco Group at the date of the Acquisition. On March 25, 2004, the Buyer and Suez agreed to a $25.6 million working capital adjustment payable to the Buyer plus interest. The Buyer recorded the purchase price adjustment in 2004 by decreasing goodwill.

The Stock Purchase Agreement also provided for adjustments of the purchase price for taxes paid, or tax refunds received, by the Buyer for periods prior to the Acquisition, to the extent not already taken into account in the closing working capital at the date of the Acquisition. During the year ended December 31, 2004, such purchase price adjustments resulted in a net payment of $0.3 million by the Buyer, which was recorded as an increase to goodwill. An additional purchase price adjustment of $3.2 million paid by the Company in January 2005 was also accrued and reflected as an increase to goodwill in 2004.

On January 14, 2004, Nalco Investment Holdings LLC contributed its 100% interest in the Buyer to a newly formed entity, Nalco Finance Holdings LLC. As of that date, Nalco Finance Holdings LLC became the direct parent company of the Buyer. Subsequent to that date, the Sponsors and Dr. Joyce engaged in a series of transactions that ultimately resulted in a newly formed entity, Nalco LLC, becoming the direct parent company of another newly formed entity, Nalco Investment Holdings II Corp., which, in turn, became the direct parent company of Nalco Investment Holdings LLC. Nalco Investment Holdings II Corp. was subsequently renamed Nalco Holding Company.

As part of the allocation of the purchase price for the Acquisition, the Company recorded a one-time charge for purchased in-process research and development (IPR&D) expenses of $122.3 million during the three months ended March 31, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by

1.    Description of Business and Change in Ownership   (continued)

assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

The consolidated statement of operations for the three months ended March 31, 2004 includes an additional $14.1 million in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in the allocation of the purchase price for the Acquisition.

In conjunction with the Acquisition, the Company formulated a plan to exit or restructure certain activities. The Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with the Company's plan to exit or restructure certain activities. The Company expects to complete these activities by the end of 2005. As of December 31, 2004, $3.8 million remained of this accrual, and there were no charges against it during the three months ended March 31, 2005.

2.    Basis of Presentation

These consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Annual Report for Nalco Holdings LLC and subsidiaries for the fiscal year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings (loss) reported for any period.

3.    Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

(dollars in millions)
Balance as of December 31, 2004	$2,368.3
Preacquisition income tax uncertainties	0.4
Effect of foreign currency translation	(32.6)
Balance as of March 31, 2005	$2,336.1

3.    Goodwill and Other Intangible Assets   (continued)

The following table reflects intangible assets and related amortization information:

	As of March 31, 2005		As of December 31, 2004
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$500.1	$(120.2)	$506.6	$(103.5)
Patents and developed technology	100.5	(14.7)	100.5	(12.2)
Other	2.2	—	2.2	—
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,432.8	$(134.9)	$1,439.3	$(115.7)

4.    Debt

Debt consists of the following:

(dollars in millions)	March 31, 2005	December 31, 2004
Short-term
Checks outstanding and bank overdrafts	$24.6	$16.9
Current maturities of long-term debt	0.8	0.8
	$25.4	$17.7
Long-term
Securitized trade accounts receivable facility	$95.2	$97.3
Term loan A, due November 2009	214.4	218.4
Term loan B, due November 2010	1,081.0	1,081.0
Senior notes, due November 2011	925.2	937.4
Senior subordinated notes, due November 2013	725.2	737.4
Unsecured notes, due May 2008	27.8	27.8
Other	2.2	2.1
	3,071.0	3,101.4
Less: Current portion	0.8	0.8
	$3,070.2	$3,100.6

5.    Unitholder's Equity

Unitholder's equity consists of the following:

(dollars in millions)	March 31, 2005	December 31, 2004
Capital account	$1,012.9	$1,012.9
Accumulated deficit	(112.2)	(128.3)
Accumulated other comprehensive income:
Derivatives	0.3	(0.2)
Foreign currency translation adjustment	112.2	133.3
Total unitholder's equity	$1,013.2	$1,017.7

6.    Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2005 and 2004 were as follows:

	Pension Benefits		Other Postretirement Benefits
(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Service cost	$7.1	$6.5	$1.4	$1.7
Interest cost	10.2	9.0	2.1	2.6
Expected return on plan assets	(6.5)	(5.9)	—	—
Amortization of prior service cost	—	—	(0.9)	—
Net periodic cost	$10.8	$9.6	$2.6	$4.3

In January 2005, final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) were issued by the Centers for Medicare & Medicaid Services (CMS) of the U.S. Department of Health and Human Services. The final regulations clarify how companies providing retiree prescription drug benefits should determine if those benefits are actuarially equivalent to Medicare Part D coverage. Under the Act, a federal subsidy is available, beginning in January 2006, to those companies providing prescription drug benefits that are actuarially equivalent to Medicare Part D coverage.

Based on the proposed regulations issued by CMS in July 2004, the Company concluded that its retiree prescription drug benefit plan was not actuarially equivalent to Medicare Part D coverage and that it did not qualify for the subsidy provided by the Act. However, as a result of the final regulations issued in January 2005, the Company has determined that its plan is actuarially equivalent, and the Company will qualify for the subsidy.

As a result of qualifying for the subsidy, the accumulated benefit obligation for the Company's defined postretirement benefit plans other than pensions has been reduced by approximately $25.4 million. The service and interest cost components of other postretirement benefits expense was reduced by $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2005.

7.    Business Optimization Expenses

In addition to the Company's plan to exit or restructure certain activities that was formulated in conjunction with the Acquisition, the Company is continuing to redesign and optimize its business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $0.8 million for the three months ended March 31, 2005.

8.    Summary of Other Income (Expense)

The components of other income (expense), net for the three months ended March 31, 2005 and 2004, include the following:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Impairment loss on business held for sale	$(2.4)	$—
Sponsor monitoring fees	—	(2.5)
Franchise taxes	(0.7)	(0.8)
Equity in earnings of unconsolidated subsidiaries	0.8	0.7
Foreign currency exchange adjustments	(0.7)	(0.9)
Other	0.8	—
	$(2.2)	$(3.5)

9.    Income Taxes

The Company's effective income tax rate was 42.9% for the three months ended March 31, 2005. The rate varies from the U.S. statutory income tax rate of 35% due primarily to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

These items contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the three months ended March 31, 2004. In addition, the effective rate was impacted by the charge for purchased IPR&D, which is not tax deductible.

The effective rate of the provision for income taxes differs from the U.S. statutory tax rate due to the following items:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
U.S. statutory tax rate	$10.6	$(40.2)
IPR&D	—	42.8
Other	2.4	0.4
Income tax provision	$13.0	$3.0

10.    Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months ended March 31, 2005 and 2004, are as follows:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Net earnings (loss)	$16.1	$(119.0)
Other comprehensive income (loss), net of income taxes:
Derivatives	0.5	—
Foreign currency translation adjustments	(21.1)	9.5
Comprehensive loss	$(4.5)	$(109.5)

11.    Segment Information

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

11.    Segment Information   (continued)

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Industrial and Institutional Services	$343.7	$329.3
Energy Services	209.9	194.2
Paper Services	170.3	164.1
Other	53.7	25.7
Net sales	$777.6	$713.3

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Segment direct contribution:
Industrial and Institutional Services	$75.9	$79.9
Energy Services	47.5	44.3
Paper Services	34.7	42.1
Other	(5.4)	(34.9)
Total segment direct contribution	152.7	131.4

Expenses not allocated to segments:
Administrative expenses	46.0	45.8
Amortization of intangible assets	20.6	24.2
In-process research and development	—	122.3
Business optimization expenses	0.8	—
Operating earnings (loss)	85.3	(60.9)
Other income (expense), net	(2.2)	(3.5)
Interest income	2.1	2.7
Interest expense	(54.9)	(53.3)
Earnings (loss) before income taxes	$30.3	$(115.0)

12.    Contingencies and Litigation

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

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company's financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company's liability becomes probable and when costs can be reasonably estimated. The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at March 31, 2005.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the three months ended March 31, 2005, relating to environmental compliance and clean up activities, were not significant.

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

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials, the claimed leakage of wastewater and other matters at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts, transactions, chemicals and other matters, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. The Company maintains accruals where the outcome of the matter is probable and can be reasonably estimated.

13.    Guarantees

No significant guarantees were outstanding at March 31, 2005, other than subsidiary-related performance guarantees.

The Company had $36.8 million of letters of credit outstanding at March 31, 2005.

14.    Supplemental Guarantor Condensed Financial Statements

In connection with the Acquisition, Nalco Holdings LLC (presented as Parent in the following tables), through its wholly owned subsidiary, Nalco Company (presented as Issuer in the following tables), issued Senior Notes and Senior Subordinated Notes as further described in Note 4. The Senior Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior basis and the Senior Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Nalco Holdings LLC and by substantially all existing and future wholly-owned restricted domestic subsidiaries of Nalco Company (collectively, the "Guarantors"). All other subsidiaries of Nalco Holdings LLC, whether direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes ("Non-Guarantors"). The Guarantors also unconditionally guarantee the Company's borrowings under the Senior Secured Credit Facilities on a senior secured basis.

The following unaudited condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors and (5) eliminations to arrive at the information for Nalco Holdings LLC on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe that such information is material to investors.

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2005
(dollars in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$0.2	$2.3	$31.9	$—	$34.4
Trade accounts receivable	—	(15.2)	3.4	599.3	—	587.5
Inventories – finished products	—	76.7	53.5	143.5	—	273.7
Inventories – materials & work in process	—	15.5	17.5	45.8	—	78.8
Notes receivable from related parties	—	22.3	146.0	23.7	(192.0)	—
Other receivables from related parties	—	1.1	280.9	96.5	(378.5)	—
Prepaid expenses, taxes, and other current assets	—	22.0	5.3	48.2	—	75.5
Total Current Assets	—	122.6	508.9	988.9	(570.5)	1,049.9
Property, plant, and equipment, net	—	261.3	149.9	404.7	—	815.9
Investment in subsidiaries	1,025.1	2,438.3	368.9	—	(3,832.3)	—
Goodwill	—	719.7	318.2	1,298.2	—	2,336.1
Intangibles	—	1,039.3	55.9	202.7	—	1,297.9
Other assets	—	296.7	19.2	42.4	—	358.3
Total Assets	$1,025.1	$4,877.9	$1,421.0	$2,936.9	$(4,402.8)	$5,858.1
Accounts payable	$—	$83.0	$43.9	$133.5	$—	$260.4
Short-term debt	—	0.8	1.1	23.5	—	25.4
Other current liabilities	—	71.4	28.5	166.5	—	266.4
Intercompany accounts payable	—	57.7	36.7	97.6	(192.0)	—
Total Current Liabilities	—	212.9	110.2	421.1	(192.0)	552.2
Long-term debt	—	2,973.6	—	96.6	—	3,070.2
Deferred income taxes	—	399.3	(1.0)	97.0	—	495.3
Accrued pension benefits	—	231.6	38.7	148.6	—	418.9
Intercompany notes payable-long term	—	377.5	—	1.0	(378.5)	—
Other liabilities	—	245.1	27.0	24.3	—	296.4
Total Other Liabilities	—	4,227.1	64.7	367.5	(378.5)	4,280.8
Minority Interest	11.9	—	—	11.9	(11.9)	11.9
Total Unitholder's/Shareholders' Equity	1,013.2	437.9	1,246.1	2,136.4	(3,820.4)	1,013.2
Total Liabilities and Unitholder's/ Shareholders' Equity	$1,025.1	$4,877.9	$1,421.0	$2,936.9	$(4,402.8)	$5,858.1

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2004
(dollars in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$1.3	$0.8	$31.1	$—	$33.2
Trade accounts receivable	—	(16.4)	4.4	606.2	—	594.2
Inventories – finished products	—	70.6	47.8	127.0	—	245.4
Inventories – materials & work in process	—	13.9	15.6	38.6	—	68.1
Notes receivable from related parties	—	17.4	133.7	24.3	(175.4)	—
Other receivables from related parties	—	1.2	296.4	95.4	(393.0)	—
Prepaid expenses, taxes, and other current assets	—	36.4	6.9	46.8	—	90.1
Total Current Assets	—	124.4	505.6	969.4	(568.4)	1,031.0
Property, plant, and equipment, net	—	270.4	152.3	424.6	—	847.3
Investment in subsidiaries	1,031.8	2,437.6	368.9	—	(3,838.3)	—
Goodwill	—	719.3	318.2	1,330.8	—	2,368.3
Intangibles	—	1,047.6	58.6	217.4	—	1,323.6
Other assets		300.1	19.9	43.5	—	363.5
Total Assets	$1,031.8	$4,899.4	$1,423.5	$2,985.7	$(4,406.7)	$5,933.7
Accounts payable	$—	$77.4	$39.9	$144.6	$—	$261.9
Short-term debt	—	4.2	0.4	13.1	—	17.7
Other current liabilities	—	50.5	62.6	198.6	—	311.7
Intercompany accounts payable	—	53.7	35.9	85.8	(175.4)	—
Total Current Liabilities	—	185.8	138.8	442.1	(175.4)	591.3
Long-term debt	—	3,002.1	—	98.5	—	3,100.6
Deferred income taxes	—	401.0	(2.6)	103.1	—	501.5
Accrued pension benefits	—	226.4	37.2	148.1	—	411.7
Intercompany notes payable-long term	—	391.6	—	1.4	(393.0)	—
Other liabilities	—	241.9	27.3	27.6	—	296.8
Total Other Liabilities	—	4,263.0	61.9	378.7	(393.0)	4,310.6
Minority Interest	14.1	—	—	14.1	(14.1)	14.1
Unitholder's/Shareholders' Equity	1,017.7	450.6	1,222.8	2,150.8	(3,824.2)	1,017.7
Total Liabilities and Unitholder's/ Shareholders' Equity	$1,031.8	$4,899.4	$1,423.5	$2,985.7	$(4,406.7)	$5,933.7

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months ended March 31, 2005
(dollars in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$275.1	$148.5	$430.6	$(76.6)	$777.6
Operating costs and expenses:
Cost of product sold	—	178.3	94.9	215.8	(76.6)	412.4
Selling, administrative, and research expenses	—	97.5	29.5	131.5	—	258.5
Amortization of intangible assets	—	8.3	2.7	9.6	—	20.6
Business optimization expenses	—	0.4	—	0.4	—	0.8
Total operating costs and expenses	—	284.5	127.1	357.3	(76.6)	692.3
Operating earnings (loss)	—	(9.4)	21.4	73.3	—	85.3

Other income (expense), net	17.3	28.1	5.6	(18.6)	(34.6)	(2.2)
Interest income	—	1.8	2.2	9.2	(11.1)	2.1
Interest expense	—	(61.1)	(3.1)	(1.8)	11.1	(54.9)
Earnings (loss) before income taxes	17.3	(40.6)	26.1	62.1	(34.6)	30.3

Income tax provision (benefit)	—	(9.4)	1.7	20.7	—	13.0

Minority interests	(1.2)	—	—	(1.2)	1.2	(1.2)
Net earnings (loss)	$16.1	$(31.2)	$24.4	$40.2	$(33.4)	$16.1

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Three Months ended March 31, 2004
(dollars in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$259.4	$126.0	$388.4	$(60.5)	$713.3
Operating costs and expenses:
Cost of product sold	—	150.6	75.1	209.2	(60.5)	374.4
Selling, administrative, and research expenses	—	105.2	29.0	119.1	—	253.3
Amortization of intangible assets	—	10.2	3.0	11.0	—	24.2
In-process research and development	—	108.6	13.7	—	—	122.3
Total operating costs and expenses	—	374.6	120.8	339.3	(60.5)	774.2
Operating earnings (loss)	—	(115.2)	5.2	49.1	—	(60.9)

Other income (expense), net	(118.1)	8.2	6.4	(18.0)	118.0	(3.5)
Interest income	—	2.8	1.0	0.4	(1.5)	2.7
Interest expense	—	(53.5)	(0.2)	(1.1)	1.5	(53.3)
Earnings (loss) before income taxes	(118.1)	(157.7)	12.4	30.4	118.0	(115.0)

Income tax provision (benefit)	(0.1)	(9.7)	1.7	11.1	—	3.0

Minority interests	(1.0)	—	—	(1.0)	1.0	(1.0)
Net earnings (loss)	$(119.0)	$(148.0)	$10.7	$18.3	$119.0	$(119.0)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2005
(dollars in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$16.1	$(31.2)	$24.4	$40.2	$(33.4)	$16.1
Non-cash adjustments	(16.1)	25.3	12.9	31.2	17.3	70.6
Changes in operating assets and liabilities	—	18.7	(33.7)	(54.8)	—	(69.8)
Net cash provided by (used for) operating activities	—	12.8	3.6	16.6	(16.1)	16.9

Investing activities
Acquisition of Ondeo Nalco Group	—	(3.2)	—	—	—	(3.2)
Additions to property, plant, and equipment, net	—	(4.4)	(2.0)	(5.9)	—	(12.3)
Other investing activities	—	(2.5)	0.8	(1.8)	1.9	(1.6)
Net cash provided by (used for) investing activities	—	(10.1)	(1.2)	(7.7)	1.9	(17.1)

Financing activities
Cash dividends	—	—	(1.5)	(14.6)	16.1	—
Net borrowings (repayments) of debt	—	(2.5)	0.6	8.9	(1.1)	5.9
Capital contributions	—	—	—	0.8	(0.8)	—
Other financing activities	—	(1.3)	—	(2.7)	—	(4.0)
Net cash provided by (used for) financing activities	—	(3.8)	(0.9)	(7.6)	14.2	1.9
Effect of exchange rate changes on cash	—	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash	—	(1.1)	1.5	0.8	—	1.2
Cash at beginning of period	—	1.3	0.8	31.1	—	33.2
Cash at end of period	$—	$0.2	$2.3	$31.9	$—	$34.4

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2004
(dollars in millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$(119.0)	$(148.0)	$10.7	$18.3	$119.0	$(119.0)
Non-cash adjustments	119.0	138.0	24.9	18.3	(119.0)	181.2
Changes in operating assets and liabilities	(4.0)	18.3	0.2	7.8	—	22.3
Net cash provided by operating activities	(4.0)	8.3	35.8	44.4	—	84.5
Investing activities
Acquisition of Ondeo Nalco Group	—	25.6	—	—	—	25.6
Additions to property, plant, and equipment, net	—	(3.7)	(0.5)	(12.2)	—	(16.4)
Other investing activities	—	(2.5)	—	0.3	—	(2.2)
Net cash provided by (used for) investing activities	—	19.4	(0.5)	(11.9)	—	7.0
Financing activities
Net borrowings (repayments) of long-term debt	—	(33.5)	(32.8)	4.0	—	(62.3)
Net cash provided by (used for) financing activities	—	(33.5)	(32.8)	4.0	—	(62.3)
Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash	(4.0)	(5.8)	2.5	36.1	—	28.8
Cash at beginning of period	4.0	22.5	1.8	71.7	—	100.0
Cash at end of period	$—	$16.7	$4.3	$107.8	$—	$128.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

On November 4, 2003, Nalco Holdings LLC, a company formed by The Blackstone Group, Apollo Management, L.P. and GS Capital Partners (the "Sponsors"), purchased all of the outstanding shares of capital stock of Ondeo Nalco Company (which is now known as Nalco Company) and the Nalco International SAS Subsidiaries, which had been operated as a single business unit, from subsidiaries of Suez S.A. (Suez). In the following discussion and analysis, we refer to this acquisition as the "Acquisition," and the term "Transactions" means, collectively, the Acquisition and the related financings to fund the Acquisition.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated financial statements of Nalco Holdings LLC included elsewhere in this report.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2005 (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

•	our significant pension benefit obligations and the current underfunding in our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers;

•	our ability to protect our intellectual property rights; and

•	the possibility that our owners' interests will conflict with ours or yours.

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

Executive Level Overview

In the first quarter of 2005, sales increased 9.0% to $777.6 million from $713.3 million reported for the year-ago period. Net earnings turned to a positive $16.1 million from the year-ago loss of $119.0 million. Adjusted EBITDA, a non-GAAP measure used to determine compliance with the Company's debt covenants, increased by 7.5% to $145.5 million from $135.3 million.

Our first quarter sales and earnings results represent progress toward our 2005 goal of 5% sales growth on an organic basis (after adjusting for the impacts of changes in foreign currency translation rates and acquisitions and divestitures) and double-digit Adjusted EBITDA growth.

Our sales growth consisted of 4.7% organic growth, including 2.5% from pricing; a 2.3% favorable impact from foreign currency translation rate changes; and a 2.0% benefit from formation of the Katayama Nalco joint venture in Japan. This growth was without about $10 million in sales that was recognized in the fourth quarter 2004, resulting from customers in Europe purchasing early to avoid any potential complications from our conversion to a SAP system in that region on January 1, 2005. We also believe customers pre-purchased in light of shortages and price increases. Without this, we would not have been at 8.5% organic growth in the fourth quarter of 2004. Real growth – organic growth less price increases that pass on raw material cost increases – was 2.2% in the first quarter of 2005. Looking across the last three quarters, we remain confident of hitting our target of 5% growth above simply passing on higher costs.

Energy Services led the Company's sales growth, increasing 8.1% versus the first quarter of 2004, or 7.6% on an organic basis. Industrial and Institutional Services sales grew 4.4%, or 2.7% organically and Paper Services increased 3.8%, or 2.4% organically. Other segment sales more than doubled, growing 22.9% organically on continuing strength in India and from a small alternate channels business group.

Geographically, we are improving sales most rapidly in the Pacific, Latin America, Eastern Europe, Africa and the Middle East.

For the first quarter of 2005, reductions to net earnings from business process optimization, reimbursed profit sharing expense and other unusual charges were $4.1 million pre-tax and $2.6 million on an after-tax basis. The loss for the first quarter of 2004 was driven by a non-cash, one-time charge of $122.3 million for purchased in-process research and development expense.

Looking ahead, two issues are particularly important for the Company to continue to address – pricing and operating working capital.

Pricing lagged behind rapid growth in raw material costs, pressuring the gross margin down to 47.0% from the year-earlier 47.5%. However, the first quarter of 2004 included a $14.1 million charge to cost

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

of product sold, resulting from the sale of inventory that had been revalued in purchase accounting. Without this expense, the gross margin would have been approximately 200 basis points higher in the first quarter of 2004. In the first quarter of this year, we realized $18 million in added price increases but saw raw material costs increase $34 million.

While mix issues played a small role in our gross margin decline, the primary cause of this year-on-year drop is this gap between cost and price increases. On the positive side, we are seeing customer acceptance of price increases in most businesses. Looking forward, we expect total raw material cost increases for the year to total about $125 million. To date, we have in place customer-accepted price increases that will recoup more than $85 million. We are moving ahead with further increases in the second and third quarters to close the remaining gap, including the May 4, 2005 announcement of further increases for Paper Services customers. As we move pricing, it is our intent to recapture the first quarter gap, as well.

In all cases, we have tried to anticipate what we will need, given what we currently know about cost increases. However, the rate of raw material increases continues to go faster than our plans. Because of this, we would not be surprised to require additional price hikes beyond what we are targeting in the second quarter of 2005.

We generated a sizable gain in cash earnings as compared to last year, but saw it consumed by a build in working capital, which presents an opportunity for the balance of the year. Year-over-year, our inventories have risen by more than $70 million, most of it since September, as normal increases to support growth were exacerbated by cost increases, steps taken to navigate through select raw material shortages, and issues associated with the aforementioned SAP implementation. While we had made significant gains in our inventory-days levels when management attention was focused on the issue in 2004, the shortage environment we entered in the fourth quarter 2004 was not the time to continue to pressure inventories down. Receivables have also increased nearly $65 million since September, driven by growth, but also affected by the SAP implementation.

These issues consumed the management resources that we might otherwise have focused on improving inventory and receivables levels. We believe raw material shortages are now largely behind us, as additional supply contracts were finalized in April. With this and SAP transition issues behind us, we can refocus on not only recovering our inventory-days and days-sales-outstanding back to September 2004 levels, but on stepping beyond those levels with the benefit of a common information technologies platform across 80% of our business. Payables have not been affected, and we have continued to benefit from the work process redesign efforts we have put into this area. The absolute reduction to working capital we are set to achieve, even as revenues grow, is a major contributor to our expected Free Cash Flow – which we define as cash from operations less minority interests and net capital expenditures – for this year. As before, our Free Cash Flow is targeted for debt reduction.

We remain confident that we will deliver on our $75 million cost savings commitment for 2005. The $75 million in savings is designed to offset higher compensation and benefit costs, normal inflationary costs, Sarbanes-Oxley compliance costs and the investments we are making in research and development and selling and service – while still delivering a bottom-line benefit. This also allows the full benefits of our growth to flow through to our EBIT.

The variable rate portion of our debt amounted to $1.4 billion at March 31, 2005. Over the first quarter, the average rate on term loan borrowings was 4.6% and the average rate on all our debt was 6.5%. We expect cash interest payments for the year to be slightly above $210 million. Near the end of the quarter, the Company executed a waiver and amendment of its trade-receivables securitization facility. The need for a waiver stemmed from an increase in the level of past due receivables, in particular those that have aged more than 60 days. We believe the rise in past due receivables is attributable to SAP implementation issues and is not due to a deterioration in the credit quality of our receivables portfolio. As we continue to identify and resolve the underlying systems implementation issues, we expect to see improvement in past due receivables.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Beginning with the first quarter 2005, technical service work that had been previously reported in selling, administrative and research expenses was reported in cost of product sold. This change more accurately portrays the service nature of components of our offering. This change is expected to initially increase cost of product sold and reduce selling, administrative and research expenses in an amount affecting gross margin by about 75 basis points. The change is neutral at the operating earnings level, and reclassifications have been made to prior year data to conform to this presentation. You will see a further gradual transition in this direction as we continue to grow, as our strategy includes dedicating our sales engineers to high-value-added activities and letting a services team perform the ongoing technical service.

Looking ahead, the Company estimates its effective tax rate in 2005 to be about 43.0% and expects to make cash tax payments in an amount approximating $100 million. These estimates do not give effect to liabilities on any dividend repatriations we might implement under the terms of the American Jobs Creation Act. We have made no decision on this as yet, as we compare the benefits available to us under this legislation to those under other strategies for global cash and debt management.

Depreciation is expected to be between $135 and $140 million this year, with the increase over last year's $114.3 million largely due to the quick depreciation cycle for our SAP platform. Depreciation on SAP is included in administrative expense and masks some of the success we are having in lowering administrative costs through work process redesign. Depreciation in future years should decline rapidly as we continue to project that capital expenditures will remain at or below $100 million a year.

We believe we can hit our sales target of 5% growth over and above the impact of passing on raw material costs, while also beginning to gain some benefits from alternate channels development. A small amount of our first quarter sales growth – less than 0.25% – can be attributed to alternate channels development. We are targeting growth from alternate channels to be at a 2% annual run rate by the end of 2006, which would bring our organic sales growth target to 7% as we enter 2007.

Results of Operations

Net sales for the three months ended March 31, 2005 and March 31, 2004 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2005	March 31, 2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$343.7	$329.3	4.4%	2.0%	(0.3)%	2.7%
Energy Services	209.9	194.2	8.1%	2.2%	(1.7)%	7.6%
Paper Services	170.3	164.1	3.8%	2.7%	(1.3)%	2.4%
Other	53.7	25.7	108.9%	4.3%	81.7%	22.9%
Net sales	$777.6	$713.3	9.0%	2.3%	2.0%	4.7%

Net sales for the three months ended March 31, 2005 were $777.6 million, a 9.0% increase over the $713.3 million reported for the three months ended March 31, 2004. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 4.7%. This improvement was driven by favorable sales growth broadly spread across our customer base. The Energy Services division posted significant organic growth in sales of 7.6% over the same period last year. The Industrial and Institutional Services division reported organic growth of 2.7%, as solid gains were posted by our global mining business and our water treatment business in the Latin American and Pacific regions. These gains were partly offset by lower sales reported in Europe, which was the result of higher sales during the three months ended December 31, 2004, as customers purchased in advance to avoid risking any potential complications from our

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

information systems conversion in that region on January 1, 2005. Organically, Paper Services division sales were up 2.4% compared to a year ago, reflecting continued strong growth in the Latin America and Pacific regions and a more modest gain in North America. Lower Paper Services sales in Europe, due to advance purchases made by customers during the three months ended December 31, 2004, partly offset these improvements. Most of the organic improvement in "other" sales was attributable to our subsidiary company in India and alternate channel sales. The increase in "other" sales attributable to acquisitions/divestitures includes the incremental impact of our Japanese joint venture, Katayama Nalco, which was formed with Katayama Chemical Inc. in June 2004 to accelerate our development in this important industrialized market.

Gross profit, defined as the difference between net sales and cost of product sold, of $365.2 million for the three months ended March 31, 2005 increased by $26.3 million, or 7.8%, over the $338.9 million reported for the quarter ended March 31, 2004. On an organic basis and excluding the impact of a $14.1 million charge to cost of product sold during the three months ended March 31, 2004 resulting from the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting at the date of the Acquisition, gross profit decreased by $2.2 million. Increased sales volumes favorably impacted gross profit by approximately $15.5 million, but this was more than offset primarily by the impact of higher raw material costs. Gross profit margin for the three months ended March 31, 2005 was 47.0% compared to 47.5% for the year-ago period. Gross profit margin for the three months ended March 31, 2004 was reduced approximately 200 basis points as a result of the aforementioned $14.1 million charge resulting from purchase accounting. The decrease in gross profit margin from a year ago was mostly the result of higher raw material costs.

Selling, administrative, and research expenses for the three months ended March 31, 2005 of $258.5 million increased by $5.2 million, or 2.1%, from $253.3 million for the three months ended March 31, 2004. On an organic basis, selling, administrative, and research expenses decreased by $5.4 million, or 2.1%, reflecting further initiatives to reduce and control spending.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $0.8 million for the three months ended March 31, 2005.

Amortization of intangible assets was $20.6 million and $24.2 million for the three months ended March 31, 2005 and 2004, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

In-process research and development was a one-time charge of $122.3 million recorded during the three months ended March 31, 2004, as a result of purchase accounting entries related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Other income (expense), net was a net expense of $2.2 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively. In November 2004, the Company terminated the monitoring services provided to the Company by affiliates of the Sponsors. Monitoring fees for such services were $2.5 million for the three months ended March 31, 2004. The resulting favorable variance was offset by a $2.4 million impairment charge recorded during the three months ended March 31, 2005 related to a business held for sale.

Net interest expense, defined as the combination of interest income and interest expense, of $52.8 million for the three months ended March 31, 2005 increased by $2.2 million from the $50.6 million reported for the three months ended March 31, 2004. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

The effective tax rate was 42.9 % for the three months ended March 31, 2005. The rate varies from the U.S. statutory income tax rate of 35% due primarily to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

These items contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the three months ended March 31, 2004. In addition, the effective rate was impacted by the charge for purchased IPR&D, which is not tax deductible.

Minority interest expense was $0.2 million higher than the $1.0 million for the three months ended March 31, 2004, reflecting improved results for most of the Company's non-wholly owned subsidiaries.

Liquidity and Capital Resources

Operating activities.    Historically, the Company's main source of liquidity has been its solid cash flow generated by operating activities. For the three months ended March 31, 2005, cash provided by operating activities was $16.9 million, a $67.6 million decrease from the same period last year. This decrease primarily resulted from higher working capital requirements attributable to increased inventory levels and the payment of year-end incentive plan and commission accruals.

Investing activities.    Cash used for investing activities was $17.1 million for the three months ended March 31, 2005, which was mostly attributable to net property additions of $12.3 million.

Cash provided by investing activities was $7.0 million for the three months ended March 31, 2004. This was mostly the result of a $25.6 million purchase price adjustment received from Suez related to the Acquisition, partly offset by net property additions of $16.4 million.

Financing activities.    Net cash provided by financing activities totaled $1.9 million during the three months ended March 31, 2005, which was mostly attributable to a net increase in borrowings.

Net cash used for financing activities totaled $62.3 million during the three months ended March 31, 2004. This was primarily comprised of repayment of borrowings.

Since the Transactions, we have been highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and a $100 million receivables facility, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior credit facilities.     On November 4, 2003, we entered into senior credit facilities which provided for a revolving credit facility, a $300 million six-year term loan A facility (which includes an €88.0 million tranche) which matures in November 2009 and a $1,300 million seven-year term loan B facility which matures in November 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR or Eurocurrency borrowings and may be reduced subject to our attaining certain leverage ratios. The applicable margin for borrowings under the term loan B facility is 1.50% with respect to base rate borrowings and 2.00% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50%. We also pay customary letter of credit fees.

The term loan A facility will amortize each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and six.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

The term loan B facility will amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on November 4, 2010.

At March 31, 2005, the outstanding balance of the term loan A and term loan B facilities was $214.4 million and $1,081.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. There were no outstanding borrowings under the revolving credit facility as of March 31, 2005.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at March 31, 2005.

Senior notes and senior subordinated notes.    As part of the Transactions in November 2003, Nalco Company issued $665 million aggregate principal amount of 7¾% U.S. dollar-denominated senior notes due 2011, €200 million aggregate principal amount of 7¾% euro-denominated senior notes due 2011, $465 million aggregate principal amount of 8 7/8% U.S. dollar-denominated senior subordinated notes due 2013 and €200 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013.

The indentures governing the senior notes and the senior subordinated notes limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior notes and the senior subordinated notes permit the Company and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Covenant compliance.    The breach of covenants in our senior credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is used to determine our compliance with many of the covenants contained in the indentures governing the notes and in our senior credit agreement. Adjusted EBITDA is defined as

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior credit facility. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Net earnings (loss)	$16.1	$(119.0)
Interest, net	52.8	50.6
Income tax provision	13.0	3.0
Depreciation	33.2	28.7
Amortization	20.6	24.2
EBITDA	$135.7	$(12.5)
Non-cash charges (1)	10.1	145.4
Business optimization expenses (2)	0.8	—
Unusual items (3)	0.7	1.1
Other adjustments (4)	(1.8)	1.3
Adjusted EBITDA	$145.5	$135.3

(1) Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
In-process research and development	$—	$122.3
Inventory step-up	—	14.1
Asset write-offs	2.4	—
Profit sharing expense and 401(k) funded by Suez	5.6	6.1
Other	2.1	2.9
Non-cash charges	$10.1	$145.4

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the three months ended March 31, 2004, as a result of purchase accounting entries related to the Acquisition.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Non-cash charges also includes the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Business optimization expenses for 2005 include costs associated with the redesign and optimization of work processes. See note 7 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Loss (gain) on sales, net of expenses	$0.5	$—
Other unusual items (a)	0.2	1.1
	$0.7	$1.1

(a)	Other unusual items include certain costs associated with the Transactions.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended March 31, 2005 are as follows:

	Covenant Level at March 31, 2005	Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.70x	3.02x
Maximum net debt to Adjusted EBITDA ratio	6.50x	5.14x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.02x

(1)	During 2005, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.70x and a net debt to Adjusted EBITDA ratio at a maximum of 6.50x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,295.4 million that was outstanding under our term loan facilities as of March 31, 2005) and investments in similar business and other investments equal to 6% of Nalco Holdings LLC consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2005, the aggregate outstanding balance under these local lines of

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

credit was approximately $25.0 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company's senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of March 31, 2005, approximately $167.2 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $96.0 million would have been available for funding. As of March 31, 2005, we had $95.2 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's exposures to market risk since December 31, 2004.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 6.	Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDINGS LLC

/s/ BRADLEY J. BELL Name: Bradley J. Bell Title: Executive Vice President and Chief Financial Officer

Dated: May 12, 2005