Form 10-K
period 2005-12-31
Nalco Holdings LLC
filed 2006-03-02
CIK 1290090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission File No. 333-115560-15

NALCO HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
Incorporation or Organization)

73-1683500
(I.R.S. Employer
Identification Number)

1601 West Diehl Road
Naperville, IL 60563-1198
(630) 305-1000
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes  No

None of the Company’s limited liability company units is held by non-affiliates. As of January 31, 2006, there were 100 units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

FORM 10-K
NALCO HOLDINGS LLC
TABLE OF CONTENTS

Part I

Part II

Part III

Item 10.	Directors and Executive Officers of the Registrant *	109
Item 11.	Executive Compensation *	109
Item 12.	Security Ownership of Certain Beneficial Owners and Management *	109
Item 13.	Certain Relationships and Related Transactions *	109
Item 14.	Principal Accounting Fees and Services	109

Part IV

Item 15.	Exhibits, Financial Statement Schedules	111
Signatures		121

*	Item is omitted pursuant to the reduced disclosure format, as set forth on the cover page of this filing, since all equity securities of the registrant are owned indirectly by Nalco Holding Company.

PART I

ITEM 1.	BUSINESS

Overview

On August 31, 2003, Nalco Holdings LLC, our subsidiary and a company formed by The Blackstone Group, Apollo Management, L.P. and GS Capital Partners (the ‘‘Sponsors’’), entered into a stock purchase agreement pursuant to which it agreed to purchase all of the outstanding shares of capital stock of Ondeo Nalco Company (which is now known as Nalco Company) and the Nalco International SAS Subsidiaries, which had been operated as a single business unit, from subsidiaries of Suez S.A. (Suez or Seller). The aggregate purchase price was $4,102.9 million in cash, after giving effect to direct costs of the Acquisition, closing date working capital and indebtedness purchase price adjustments, a post-closing working capital and indebtedness purchase price adjustment, and certain other post-closing adjustments. The Transactions closed on November 4, 2003. In this report, we refer to this acquisition as the ‘‘Acquisition,’’ and the term ‘‘Transactions’’ means, collectively, the Acquisition and the related financings to fund the Acquisition.

All references in this report to ‘‘Nalco,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our,’’ and ‘‘us’’ mean, unless the context indicates otherwise, (1) Nalco Holding Company and its subsidiaries and affiliates on a consolidated basis, (2) the Predecessor, and (3) the Successor. In addition, when the context so requires, we use the term ‘‘Predecessor’’ to refer to the historical operations of the Predecessor prior to the Acquisition and ‘‘Successor’’ to refer to our historical operations following the Acquisition.

3D TRASAR®, ACTRENE®, ADOMITE®, AQUAMAX™, BIO-MANAGE®, BRIGHT WATER®, ControlBrom™, CORE SHELL®, COKE-LESS®, EN/ACT®, ENERCEPT®, ENERSPERSE®, FREE FLOW®, Nalco ACT®, NALMET®, NEOSTARSM, NexGuard®, OdorTech®, PORTA-FEED®, PROSPEC™ Treat Service™, PT TRASAR™, RO TRASAR™, SCORPION® II, SMART Solutions®, STA•BR•EX®, SULFA-CHECK®, SurFloSM Certified, THERMOGAINSM, TRASAR®, Tri-ACT®, ULTIMER®, UltraTreat®, ULTRION®, VALUELINE®, VANTAGE®, WaterServ™ and certain other products and services named in this document are our registered trademarks and service marks. Superfine i-Tone is a trademark of Mohawk Fine Papers.

We are the leading global provider of integrated water treatment and process improvement services, chemicals and equipment programs for industrial and institutional applications. We are organized into three primary segments that correspond to the end markets we serve: Industrial and Institutional Services, Energy Services and Paper Services. Our products and services are typically used in water treatment applications to prevent corrosion, contamination and the buildup of harmful deposits, or in production processes to enhance process efficiency and improve our customers’ end products.

Through our sales, research and marketing team of more than 7,000 technically trained professionals, we serve more than 70,000 customer locations. We focus on providing our customers with technologically advanced engineered solutions and services. These technologically advanced engineered solutions and services enable our customers to improve their business by increasing production yields, lowering manufacturing costs, extending asset lives and maintaining environmental standards. The cost of our technologically advanced engineered solutions and services represents a small share of our customers’ overall production expense.

We derive our strength and stability from the quality of the products and services we provide and the diversity of our revenues. We serve a broad range of end markets, including aerospace, paper, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, metalworking and institutions such as hospitals, universities and hotels. We believe we offer the broadest product portfolio in our industry, including more than 15,000 products and 8,000 unique formulations. We have also established a global presence, with nearly 10,900 employees operating in more than 130 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a consistently high level of service to our local, regional and multinational customers.

Our Competitive Strengths

Our company has benefited from the following competitive strengths:

Leading Market Positions. We are the #1 provider of water treatment services to industrial and institutional end markets. We are also a leading provider of integrated water treatment and process improvement services, maintaining the #1 position in the petroleum and petrochemical markets and a close #3 position in the pulp and paper market. We believe that our leading positions across our primary markets provide a competitive advantage in retaining existing business and competing for new business. Although our market position in pulp and paper was lowered by the 2004 acquisition of Raisio by Ciba, we believe the proximity of sales between the three market leaders allows us all to operate as market leaders.

Diverse Customers and Industries Served. We provide products and services to more than 70,000 customer locations across a broad range of industries and institutions, including about 65% of Industry Week magazine’s top 500 U.S. manufacturers and all of the Euro Stoxx 50 companies. In 2005, no single customer accounted for more than 3% of our net sales. Our business is also diversified geographically. In 2005, 48% of total sales were in North America, 30% in Europe, Africa and the Middle East, 8% in Latin America and 14% in the Pacific region. We believe this diversification minimizes the potential impact of volatility from any one customer, industry or geographic area.

Global Reach. We have a direct sales and marketing presence in 130 countries across six continents. This enables us to provide a consistently high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage in meeting the global needs of our multinational customers, which are increasingly seeking single-source suppliers and positions us to extend our reach to higher growth markets. Our geographical diversity also mitigates the potential impact of volatility in any individual country or region. In 2005, we derived approximately $1,818 million, or 55% of our net sales, from our non-U.S. subsidiaries (excluding sales to our U.S. operations).

World Class Sales Team. Through the expertise of our more than 6,000 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience with more than 40% of our approximately 2,000-person North American sales team having more than ten years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $798.2 million, $793.4 million, and $789.1 million for the years 2005, 2004, and 2003, respectively. In 2003, the total expense was comprised of $660.4 million for the period from January 1, 2003 through November 3, 2003 and $128.7 million for the period from November 4, 2003 through December 31, 2003. Of those amounts, approximately 90% represented the average cost of our sales and service force during these time periods.

Integrated Technology, Sales and Service. We combine on-site service, innovative technology and engineering excellence to create value for our customers. Our technical sales professionals identify problems and opportunities at the customer’s plant and our research teams then work to develop effective solutions to these needs, often working jointly with our customers. Many of our customers specify our formulations into their processes and products. This approach has led to over 8,000 unique formulations, the development of more than 2,000 active patents worldwide and a high degree of customer loyalty.

Stable and Significant Cash Flow Generation. We have produced consistent cash flows and maintained high margins over a sustained period of time. We attribute this to (1) the diversity of our revenues, (2) the service nature of our business, (3) the high value we offer our customers, (4) the strength of our customer relationships, (5) our limited dependency on any single raw material and (6) our low capital expenditures relative to our net sales.

Premier Management Team. Our senior management team consists of professionals with significant experience within our Company and the water treatment and industrial process improvement industry.

In connection with the Acquisition, Dr. William H. Joyce, former Chairman and Chief Executive Officer of Hercules Incorporated, became our Chairman and Chief Executive Officer, and Bradley J. Bell, former Chief Financial Officer of Rohm and Haas Company, became our Chief Financial Officer. Dr. Joyce and Mr. Bell bring additional leadership and industry experience to our management team. Our eight senior business leaders and executive officers have an average of 14 years of service with our Company and 30 years of industry experience. Moreover, our senior management team is supported by business managers who have extensive experience within their respective operating divisions. Our top Executive Officers and other members of management hold about 5 million shares in our Company.

Business Strategy

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are pursuing a strategy designed to generate real sales growth at 5 percent annually for our base business. In addition, we are developing alternate channels to market intended to further accelerate our growth. Earnings and cash flow growth are targeted to grow at faster rates than our underlying sales growth as we improve productivity and working capital management. The key elements of this strategy are:

Pursue High-Growth Markets. We intend to continue to focus on high-growth markets and segments. Geographically, we plan to leverage our global reach by capitalizing on our presence in high-growth emerging markets including Asia, Eastern Europe and Latin America. For example, in Asia, we are focusing significant attention on the high-growth China and India markets, with a substantial effort to hire and train outstanding sales engineers and service technicians to meet growing customer demand. In China, our focus has resulted in over 25% annual growth in sales since 1999. We are also forming new ventures in West Africa and Eastern Europe, which will permit us to pursue energy services opportunities at new customer production facilities planned in these areas.

Maintain Technological Leadership. We strive to develop new technologies and products through a focused commitment to technology, research and development. The evolution of our existing products and the development of new technologies have historically allowed us to sustain and enhance the profitability of our business and further penetrate our target markets, including our existing customer base. For example, over the past 15 years we have developed several generations of our TRASAR automated feed and control technology for cooling water treatment programs. We launched the latest generation of this technology, our 3D TRASAR cooling water stress management program, in 2004. In the oil field market, an effort to develop new technology in corrosion inhibitors for a large customer in Alaska has led to over $20 million in incremental sales as the technology has spread to other regions and customers. Our engineers will continue to work closely with our customers in an effort to identify new product opportunities and jointly develop new technologies.

Pursue High-Growth Industry Segments. While we have shown the ability to exceed market growth rates even in many mature markets through innovative technology and advanced engineering, monitoring and control services, we believe that selecting the right industries on which to focus resources helps us exceed underlying market growth rates. In the late 1990s, we decided to disproportionately invest research, development and training resources to support fast growth in the deepwater oil production industry. As a result, we are capturing about 60% of business on these large platforms, exceeding our average market share in our overall Energy Services business. In Paper Services, we believe that the tissue and towel and digital printing segments will grow more rapidly than other Paper segments, and have invested disproportionately in these areas. In tissue and towel, we grew nominal sales nearly 20% in 2005 to establish ourselves as the clear #2 supplier to these customers. We have also expanded our business to provide hygiene water and air services by developing diagnostic and on-site service capabilities to reduce the health risks customers face due to pathogens in water and air. Interest in these applications has grown across many industry segments.

Build Upon Our Customer Base. We seek to strengthen our position with our existing customer base as well as pursue new customers by continuing to serve as the leading global provider of fully integrated water treatment services and industrial process solutions. An essential element of our strategy is to continue integrating our sales and technical staff into our customers’ daily operations and process planning. Historically, this strategy has allowed us to expand our service and product offerings with existing customers and has led to the development of new technologies. We continually seek to add value for our customers by identifying those services, products and equipment that will enhance their profitability through reduced costs, improved yields and decreased capital spending.

Expand Support of Multinational Customers. As one of a small number of companies that can provide turnkey water management solutions on a global basis, we seek to leverage our relationships with multinational companies by servicing them globally. We expect to benefit significantly as larger customers further consolidate their supplier base and increase their reliance on full service providers, such as our Company.

Continue to Reduce Costs. We have initiated a comprehensive cost reduction plan that yielded savings in 2004 of $88 million compared to 2003, with a year-end run rate to those savings of $110 million. In 2005, we generated additional savings versus 2004 of $89 million, including the run-rate benefit of 2004 projects. We expect our cost reduction plan to achieve incremental efficiencies through work process redesign and other targeted cost improvements, which address inefficiencies in our administrative and overhead functions, as well as other support and service functions around the world.

Maximize Cash Flow and Reduce Debt. We believe that there are significant opportunities to increase our cash flow. We believe that while the capital expenditures required to maintain our business are low relative to our sales, we can maintain capital expenditures at about $100 million annually through continued management focus. During 2005, we added production capacity for a few fast-growing product lines in every region of the world, including adding capacity to support further growth of chemistries that are part of the 3D TRASAR cooling water offering. We expect our capital requirements for information technology projects to remain substantially lower than 2003 and 2004 levels. While management has historically focused on particular components of working capital, we believe there is an opportunity to reduce our working capital needs, particularly in the areas of accounts receivable and inventories. We intend to use our free cash flow to reduce indebtedness. During the twelve months ended December 31, 2005, we used Free Cash Flow of $121.5 million for debt reduction, including $99 million in optional prepayments of Term Loan A, from operating cash flows.

Focus on Supply Chain Management. We have a dedicated global supply chain team that focuses on managing manufacturing, procurement and logistics activities. We believe that by coordinating these functions, we achieve better inventory management and lower overall Company costs for our delivered end products. We believe that the introduction of a common SAP platform for our North American and European operations will improve our ability to coordinate production, inventory and delivery within each region and across these regions. We believe that we will be able to make additional improvements in our inventory management and lower procurement costs as we develop our abilities to fully utilize these systems.

Our Divisions
	Industrial and Institutional Services	Energy Services	Paper Services
Market Positions	$6.6 billion global market(1)(2)	$3.25 billion global market(1)	$7.8 billion global market(1)
	#1 Market Position	#1 Market Position	#3 Market Position
Market Share(3)	19%	29%	9%
2005 Net Sales(4)	$1,494 million	$897 million	$699 million
Representative	Food and Beverage	Exploration	Fine Paper
Markets	Buildings, Hotels, Hospitals Chemicals, Pharmaceuticals Manufacturing, Metals, Utilities, Mining	Field Development Production Refining Petrochemical Manufacturing	Uncoated Free Sheet Coated Free Sheet Newsprint Tissue Containerboard

(1)	Approximate market size based on internal estimates and industry publications and surveys.

(2)	Represents the water treatment and services markets, which accounted for approximately 79% of our Industrial and Institutional Services division’s net sales in 2005.

(3)	Market share calculations include appropriate segment sales from India and Japan reported in Other segment.

(4)	Divisional net sales exclude approximately $223 million of sales allocated to our Other segment, including our sales in India, Japan, and an Integrated Channels Group.

Industrial and Institutional Services

Our Industrial and Institutional Services division provides products and services that are principally utilized in water treatment applications, such as raw water treatment, wastewater treatment, cooling programs and boiler treatment programs to control corrosion, the buildup of scale and microbial fouling. Variations of these applications can be used in a wide range of capacities, from small boilers at a commercial building to large industrial boiler and cooling water systems such as those found in steel mills and power plants. Customers use our water treatment programs to extend the useful life of their assets, minimize downtime of their facilities, conserve water and energy and decrease their total cost of operation. We serve companies across a broad spectrum of industries, including aerospace, chemical, pharmaceutical, steel, power, food and beverage, medium and light manufacturing, metalworking, marine and institutions such as hospitals, universities and hotels. Six of our ten largest Industrial and Institutional Services customers in 2005 have been with us for more than ten years. Our Industrial and Institutional Services segment generated net sales of $1,494 million in 2005, representing 45% of net sales.

Water Treatment Applications

Our water treatment capabilities are shared across our three core divisions. In our Industrial and Institutional Services division, water treatment programs accounted for 79% of our net sales in 2005. These water applications also accounted for 16% of our Energy Services net sales and 18% of our Paper Services net sales in 2005. The following descriptions include water treatment applications in the Industrial and Institutional Services division, but these boiler water, cooling water, raw water and wastewater applications are also used in our Paper Services and Energy Services segments.

Boiler Water Applications. We have specialized in boiler water applications for 75 years. Corrosion and scale buildup are the most common problems addressed by our boiler water programs. We have helped our customers overcome various boiler challenges by providing integrated chemical solutions, process optimizations and mechanical component modifications. Our TRASAR technology is recognized as an innovative water treatment program that prevents operational problems. TRASAR technology continues to evolve and today is used in conjunction with a number of boiler water treatment programs, such as NexGuard. NexGuard combines the most advanced boiler internal treatment chemistry with TRASAR technology and state-of-the-art diagnostic, monitoring, feed and control equipment. Other applications of TRASAR include TRASAR Recovery Boiler Leak Indication, which is designed to determine when a loss of concentrated boiler water occurs in operating boilers. We also develop condensate treatment programs designed to prevent corrosion, overheating and rupture of boilers. Two examples of these programs are Nalco ACT and Tri-ACT. In 2000, we were awarded a Research and Development 100 Award for Nalco ACT, our revolutionary condensate treatment comprised of food industry ingredients, making Nalco ACT unique in both its technical and safety merits. Tri-ACT is a series of corrosion inhibitors that includes blends of neutralizers, filmers and oxygen scavengers to provide uniform protection of the condensate system.

Cooling Water Applications. Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale, microbial fouling and contamination — in open recirculating, once-through and closed systems. In 2004, we launched our 3D TRASAR stress management system for cooling water, the world’s first automated system for simultaneous control of corrosion, scale and microbial fouling and contamination. This multi-patented combination of services, equipment, chemistry, automation and control builds on the strengths of our TRASAR technology offering and is an effective tool used to prevent problems, identify efficiency improvements and improve control in cooling water systems.

Our award-winning STA•BR•EX technology is the world’s first stable, liquid bromine-based anti-microbial designed to control biofilms caused by microorganisms in cooling tower, condenser and heat exchanger systems. In 2006, we intend to introduce ControlBrom stabilized bromine offerings to provide customers with the advantages of stabilized bromine and the benefits of flexible and cost-efficient on-site activation.

Wastewater Applications. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. This is accomplished by combining our highly trained sales engineers and marketing and technical support staff members with key Nalco products, such as ULTRION, a liquid cationic coagulant that clarifies water more effectively than alum. The benefits of ULTRION include a reduction in total solids in treated water, increased efficiency of water clarification systems, reduction or elimination of pH adjustment problems and decreased settled sludge volume. For removing heavy metals from wastewater, we use our patented NALMET technology, which can reduce regulated metals to below-compliance limits in one step. The BIO-MANAGE program is part of our comprehensive bio-control service that controls microbial growth in water. To improve sludge dryness and reduce sludge handling costs, we use our proprietary CORE SHELL high-activity flocculants. We also offer our dispersion technology, ULTIMER, for which we won a United States Presidential Green Chemistry Challenge Award and a Research and Development 100 Award in 1999. ULTIMER polymers are water-based, yielding a more stable, soluble, user-friendly product. To address plant odor or foaming issues, we offer a complete line of ODORTECH products and antifoams.

Mining and Mineral Processing Applications

We provide a wide range of quality products, programs and services to help the mining and mineral processing industry improve product quality and productivity in a safe and environmentally responsible manner. Specifically, these offerings help increase recovery of the valued mineral, improve water quality for re-use or discharge to the environment, reduce contaminants in our customer's products, increase plant throughput/utilization, reduce energy consumption, increase equipment life through scale and corrosion control and reduce or eliminate dust. The industries we serve include alumina and bauxite, coal, copper, precious metals, iron ore, aggregates, kaolin, phosphate, soda ash and synthetic fuels.

Colloidal Technologies Applications

We invented and patented a commercial process for the production of stable concentrated silica solutions in 1941. Today, we operate one of the single largest colloidal silica facilities in the world, and our broad range of colloidal silica products is used in applications in 39 countries. We manufacture colloidal silica, other specialty colloidal particles and complementary process chemicals used in the polishing of silicon wafers, semiconductor chips, memory disks and other electronic substrates; in the manufacture of catalyst supports, vacuum formed shapes, high temperature refractories and specialty coatings; and in the precision investment casting of metal parts. Our technically proficient sales engineers work closely with our customers to design and implement custom nanoparticle solutions for their raw material or process optimization requirements. For example, in the investment casting industry, we offer complete investment casting shell programs, including colloidal silica binders, polymers, wetting agents, antifoams, wax cleaners, biocides and refractories, designed to shorten drying cycles, increase prime coat adhesion, improve casting surface quality and reduce casting defects.

Finishing Technologies Applications

As a leading innovator in metalworking and surface finishing products and services for manufacturers around the globe, the Finishing Technologies Group works closely with customers to optimize their production processes. Serving a broad range of manufacturers, including makers of auto parts, aerospace components, compressors, construction equipment, appliances and various fabricated metal parts and machinery, our highly trained sales engineers use specialized resources, like our process simulation labs, to deliver process improvements that positively impact the total cost of our customers’ operations. Finishing Technologies counts among its customers many of the world’s most recognized brand names. Our extensive product line in this area includes metalworking fluids, rust preventatives, cleaners, conversion coatings and paint booth maintenance products.

Our growth continues to be fueled by innovation and investment in emerging geographies. R&D in the areas of polymeric surface treatments and products and programs for the control and mitigation of pathogens in the metalworking environment will generate new offerings in 2006.

Membrane Technologies Applications

Membrane technology is being adopted at an ever-increasing rate as a cost-effective technology for purifying water for both industrial and potable applications. Our products address the needs of all types of membrane systems, ranging from seawater desalination; well and surface water purification, to advanced water recycle processes and wastewater treatment.

Our unique RO TRASAR technology, in combination with our state of the art chemistry provides added protection against the formation of mineral scale and allows reverse osmosis systems to operate without unscheduled downtime, using only the exact required amount of antiscalant, even at high recovery rates and using difficult water sources. Furthermore, RO TRASAR provides an added benefit in that it allows for enhanced trouble shooting and leak detection in membrane systems.

To combat microbial fouling — the most common and difficult problems to treat in a membrane system — our product range includes non-oxidizing biocides that control a wide spectrum of microorganisms. Using our novel PT TRASAR technology, it is now possible to safely reduce incidences of particulate fouling, by continuously monitoring, controlling and optimizing the addition of proprietary filter aid polymers that enhance the performance of the pretreatment to the RO membranes.

Our innovative performance-enhancing polymer chemistries can more than double the throughput of membrane-based wastewater treatment systems. This in turn allows for the design of cheaper and more compact wastewater treatment systems for both industrial and municipal applications.

Odor Control Applications

We offer programs to combat odor centering around three approaches: odor neutralization, precipitation and biological hydrogen sulfide prevention. Our odor neutralization technology focuses on ODORtech, one of the most versatile odor solutions we offer. ODORtech products are applied by an atomized mist at the point of release of the airborne odor and effectively neutralize common odors, such as ammonia, amines, mercaptans, hydrogen sulfide and sulfur dioxide. Common applications include roof vents, truck wash staging areas, landfills, garbage areas, HVAC equipment, automotive interiors and storage areas. Our precipitation products are specially designed for hydrogen sulfide for aqueous applications and may also serve as coagulants or clarification aides. These products are commonly used in sludge tanks, floor drains, clarifiers, lift stations and equalization tanks. Our bioengineering products offer a wide range of special blends of bacteria and chemicals that prevent the formation of hydrogen sulfide or degrading sulfur compounds. The treatments, which produce no sludge, are non-hazardous and are effective for long duration control, are commonly used to control odor in digesters, gas scrubbers, lift stations, floor drains, aeration basins and clarifiers.

Alternate Channels

One of our strategic goals is to add 1 to 2 percent in sales growth as a 2006 year-end run rate through the development of alternate channels. One new channel is WaterServ, a program of products and services that take technology created for larger, industrial customers and adapt it to meet the needs of smaller customers using an appropriately scaled business model. Through WaterServ, smaller customers can take advantage of many of our water-centric programs, including boiler water, HVAC, facility care and automation programs.

WaterServ is run via hubs in different cities building on the success of a test hub initiated in Chicago in 2005. From these hubs, a specially trained team can sell and service smaller customers, creating a stronger relationship with the customer. Using standardized equipment and service packages, we can streamline and lower costs to serve and maintain these accounts. The CRM software enables our customers to use real, data-driven information to develop sales efficiency and effectiveness key performance indicators (KPIs). TRASAR technology with remote 24-hour monitoring and alarming capability is the key differentiator to provide results with reduced sales engineer involvement in routine maintenance activities, while providing performance superior to competitive offerings currently available.

Energy Services

Our Energy Services division provides on-site, technology driven solutions to the global natural gas, petroleum and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful lives of customer assets, while improving refined and petrochemical product quality and yields. Our customers include the fifteen largest publicly traded oil companies. Our ten largest Energy Services customers in 2005 have been with us for more than twenty years. Our Energy Services division generated 2005 net sales of $897 million, representing 27% of our net sales. We continue to emphasize safety and environmental leadership in our product development and implementation efforts.

Our Energy Services division is divided into a Downstream refinery and petrochemical processing service business and an Upstream group composed of our Oilfield Chemicals and Adomite business.

Adomite Well Service Applications

We support the Drilling/Exploration service industry by designing and supplying chemicals for drilling activities. Our Adomite business supplies chemicals for the cementing, completion, drilling, fracturing and acidizing phases of oil and gas exploration, as well as conducting independent research and jointly developing products with major well service companies.

Oilfield Applications

Oil and natural gas production is increasing in harsh environments: extreme temperature and pressure in remote locations. Exploration and production projects are gaining in scope and size and with oil prices at all-time highs, the stakes have increased in flow assurance and infrastructure protection. Focusing on these new challenges, the Oilfield Chemicals group offers solutions to production flow challenges such as hydrate formation, paraffin deposition and emulsified streams.

We are the technology leader in the offshore marketplace and are the only supplier of SurFlo Certified products that have undergone aggressive testing to ensure safety and effectiveness in offshore, deepwater and ultra-deepwater environments. Our FREEFLOW natural gas hydrate inhibition program represents an industry step-change, economically and safely displacing traditional hydrate control methods. Our expertise in new production techniques, such as seawater flood injection, helps our customers maximize the production of their operation while ensuring the safety and reliability of their infrastructure. Produced oil contains water that is costly to transport and damaging to infrastructure. Our oil and water separation technologies and custom-blended products break oil and water emulsions, allowing water removal. Our water clarifiers work to purify that water and make it safe for environmental re-introduction.

Our proprietary ENERCEPT family of high-shear corrosion inhibitors protects high-shear, multi-phase oilfield flow lines, gathering systems and transmission pipelines. The programs were originally designed to combat corrosion in the challenging Alaskan North Slope conditions, and have since been confirmed under a variety of conditions around the world. More traditional batch treatments are still a preferred method of inhibition by many customers. ENERSPERSE truck-treating inhibitors are ideal for rod-pumped land wells and other batch treatment applications, especially prevalent in New Frontiers such as the Caspian Sea area. In 2005, in response to anticipated growing environmental regulations, we continued to focus on the further development of high performance green chemistry solutions.

Downstream Refining Applications

We provide process applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons. Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining lower-quality crude oils.

The SCORPION II program combats napthenic acid corrosion problems, allowing refiners to take advantage of discounted high acid crudes through combined chemistry, novel monitoring and simulation technologies. Our proprietary NEOSTAR crude oil database and our newly patented chemistries are coupled with over 20 years of experience in the treatment of high temperature corrosion. As energy costs continue to rise, refiners are looking at innovative ways to reduce consumption. We partner with our customers to deliver energy utilization efficiency.

Crude unit fouling can increase energy and maintenance costs, while reducing crude output. The THERMOGAIN program includes unique chemistries and patented crude stability tests to prevent crude unit fouling. In addition, our holistic approach to water and process enables our customers to maximize energy on the utilities side. With advances in monitoring, chemistry and application, the 3D TRASAR cooling water stress management program has reduced shutdowns for customers, resulting in maximum operational efficiency.

The refining industry is also addressing clean fuels regulations that require drastic reduction in the level of sulfur allowed in fuels. Our H2S Scavengers, such as the SULFA-CHECK system, help our customers to meet regulatory standards.

Hydro-processing to meet low-sulfur fuel specifications can increase the corrosiveness of fuels. We offer an entire line of fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping. In addition, we offer fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages. The PROSPEC Treat Service combines our knowledge of fuel specifications, test requirements, product selection, application technology and on-site coordination to solve expensive finished product problems in refinery tank farms, third party terminals and ports.

Downstream Chemical Processing Applications

We provide on-site technical service and innovative chemical processing technologies at more than 250 chemical plants in 45 countries worldwide. We guide chemical plants through obstacles that arise during operation and help maximize return on investment through products and services tailored to each customer’s requirements, climate and logistics. We support olefins producers worldwide with proprietary treatment programs for ethylene and butadiene plant performance maximization.

The ACTRENE fouling control program represents a significant advancement in the olefins chemical process industry, dramatically increasing operations run-lengths. This technology reliably mitigates and controls fouling in fractional distillation units. COKELESS coking control technology protects radiant and transfer line exchanger sections of ethylene plant furnaces without adverse effects to metallurgy or downstream processes. AQUAMAX corrosion control provides cost-effective, sodium-free corrosion control in dilution steam systems. We also provide a comprehensive line of antifoams, antifoulants and corrosion inhibitors for butadiene operations.

Water Applications

We provide total water management solutions specific to refining and chemical processing needs. See ‘‘ — Industrial and Institutional Services — Water Treatment Applications.’’

Paper Services

Our Paper Services division offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including printing and writing, board and packaging, tissue and towel, and mechanical papers. Our clients include the 20 largest paper companies in the world. Seven of our ten largest Paper Services clients in 2005 have been with us for more than ten years. Our Paper Services segment generated 2005 net sales of $699 million, representing 21% of our net sales.

Today's pulp and papermakers continuously strive to produce products with improved performance for less cost. Their customers demand that end product properties — such as brightness, tissue softness, or paper strength — perform to increasingly challenging specifications in a very competitive environment. To help our clients excel, we developed our SMART Solutions program, a grade-based approach for improving clients' end product performance and optimizing operational efficiency.

Pulp Applications

The management of critical resources such as fiber and water is common across all paper grades. Increased costs for wood, water and energy and greater use of recycled fiber are all creating challenges for our clients.

Our pulp process applications focus on opportunities to reduce our clients’ total operating costs, utilize a broad range of recycled fibers, improve the quality of the pulp delivered to the paper mill and improve the stability of the pulp making process. These client benefits are delivered through programs designed and tailored to the individual client’s process and needs. We offer programs and services for every phase of the pulping and bleaching process, including foam control, scale control, pitch control, digester and chemical recovery additives for chemical pulping operations, mechanical mills and de-inking mills. Our Total Fiber Management approach focuses on yield, quality and substitution of fiber types to deliver the best combination of cost and performance.

Paper Applications

As we approach the papermaking process, we take into account the varying needs of producers of different paper grades. Manufacturers of board and packaging, mechanical papers, printing and writing, and tissue and towel have very different needs based on the demands of their customers. For example, maintaining strength in board and packaging is achieved very differently than the softness demanded by consumers of tissue and towel products.

In addition, different paper segments have varying needs based on market trends. A papermaker in a segment experiencing strong growth may need to maximize production rates, optimize finished sheet quality and minimize paper machine down time. For a segment facing slower growth, we may instead be asked to focus on improving operating efficiencies and reducing the total cost of a client’s operations.

Our paper process applications focus on opportunities to reduce our clients’ total operating costs, increase machine productivity, improve sheet properties, enhance product quality, and extend machine life. These client benefits are achieved through a variety of programs, including microorganism control, increased retention, drainage and formation, felt cleaning, increased paper strength, prevention of surface pitch and stickies deposition, and chemical fiber de-inking. Advanced sensing, monitoring and automation technologies are incorporated into the applications to optimize program effectiveness and minimize risk.

Specific to each grade segment, our programs deliver value in the form of improved brightness, lower basis weight, improved bulk and softness, improved printability and many other key business drivers that our clients determine are critical to the success of their business. We integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our clients need to succeed in their market segments.

Partnering to Develop Superior Digital Grades

HP's Indigo press can produce outstanding results, but demands more of the printing substrate than any other digital technology. A unique partnership between Mohawk Fine Papers Inc. and us has resulted in the development of the highest performing paper solution for HP Indigo presses — Mohawk Superfine i-Tone™ paper.

We worked with Mohawk to outline the properties necessary to get the performance needed on the HP Indigo press without conventional, shelf-life-limited treatments. Our objective throughout the development process was to produce the absolute best uncoated paper for the HP Indigo press that can also be used in any other digital printing environments. Based on several factors such as superior toner adhesion and blanket memory, two critical measures of quality in digital papers, we believe the Nalco/Mohawk partnership met its mark.

Mohawk Superfine i-Tone also brings unprecedented opportunities for printers to expand their printing capabilities and increase their profit potential, as well as position themselves at the forefront of this exciting technology.

Leveraging the proven technology of the HP Indigo press, Mohawk, through this partnership with us, is once again at the forefront of digital imaging innovation; leading in the development of premium papers in the digital transformation of the graphics industry.

Focusing on Growth Areas

Our Paper Services division’s SMART Solutions offering has already resulted in significant growth opportunities. Our grade-based approach led to a focused initiative in the high-value tissue and towel segment. With the appropriate alignment of technical support resources, and an unprecedented investment in innovation we have developed an exceptional program portfolio for tissue and towel clients.

An example of these programs is our SMART Solutions for Coatings, which results in the proper balance of mechanical, operational and chemical components to achieve the desired sheet characteristics and to maximize machine runnability. As a result of this unique client focus, we were able to substantially improve our market share in this important, high growth grade segment during the past 24 months.

Water Applications

Water is one of the primary components of the papermaking system. For each ton of paper produced, thousands of gallons of water are used. Careful management of the water throughout the process not only significantly impacts the water, fiber and energy costs of an operation, but also significantly influences the final properties of the sheet and machine efficiency. Our integrated approach combines our extensive papermaking and water expertise with advanced computer modeling to optimize the water and energy balance, flow and chemistry across the entire papermaking system including the pulp mill, paper mill and utility operations. See "—Industrial and Institutional Services—Water Treatment Applications."

Our Services

Our business is focused on providing integrated solutions to complex issues for our customers. Differences in customer equipment and processes drive substantial variation in the individual programs we create. In addition, fluctuations within an operation, such as changes in water quality or petroleum characteristics, require us to continually adapt our solutions to meet our customers’ needs. These solutions are often adapted on-site by our technical sales professionals. Our sales teams are supported by analytical services, consulting services, technical field services and environmental hygiene services.

Analytical Services

Our highly trained analytical researchers combine in-field work and laboratory analysis to develop recommendations. Our ISO 9001:2000-certified laboratories use state-of-the-art equipment, including mass and nuclear magnetic resonance spectrometers and scanning electron microscopes, to conduct sample testing and process failure analysis for water treatment, paper process and energy process applications. We have provided analytical services for more than 50 years and our more than 100 analytical researchers have an average of more than ten years of experience in this field. In addition, approximately 45% of our chemists have advanced degrees.

Consulting Services

Our on-site experts, industry technical consultants and researchers develop appropriate solutions for a broad range of customer requirements, such as single process optimization, system-wide program implementation, troubleshooting or increasing efficiencies. We provide numerous plant, process and application audits and surveys in water, energy or paper processing. We offer consulting for all water use and discharge areas and make recommendations for improvements, cost reductions or efficiency improvements through our Advanced Recycle Technology programs. Our technically trained sales professionals can also rely on guidance from a global knowledge management system that allows access to our specialized experts anywhere in the world. We take a multi-disciplinary approach to developing solutions by evaluating the mechanical, operational and chemical aspects of each process. By monitoring interactions between these three system components, our field engineers are able to anticipate and solve problems and prevent damage to customer processes. We utilize advanced database and computer analytical programs to support these efforts, including our VANTAGE database, which captures analytical data, prepares diagnostic images and reports on a real-time basis.

Technical and Field Services

We provide expert technical assistance for chemical feed and control equipment installation, start-up, calibration, preventative maintenance and repair throughout the world. In addition to the components we maintain regionally, we provide on-site services, including on-site testing, on-site system troubleshooting, inventory management, chemical usage determination, chemical dosage audits and cleaning services.

Environmental Hygiene Services

We offer a complete line of specialized services designed to assess, control and reduce risk from water-borne pathogens such as Legionella. Trained hygiene service specialists perform risk assessments to identify areas within the domestic cold and hot water, process water, cooling tower, emergency water and other systems that could be at risk for pathogen proliferation. We then develop prioritized recommendations and a remediation plan to reduce the risk of pathogen exposure that can lead to illnesses such as Legionnaires’ Disease. Our protocols help our customers comply with guidelines created by professional organizations, state and federal government agencies, or local governments.

Customer Training

In order to educate our customers and promote more efficient and effective systems and processes in their operations, we have developed various training programs and interactive online training that teach operators and engineers how to work more effectively and efficiently. We conduct water treatment seminars to formally train our customers how to use our equipment and chemicals and how to implement best practices. For example, we provide water treatment workshops in a classroom setting where attendees discuss technical and industry-related issues among their peers and are able to review tailored answers to their operation-specific questions. Facilitators guide the attendees through various topics such as trending, energy management, cost implications, and best practices. These peer group discussions help the attendees troubleshoot and create support network groups. The latest addition to our training curriculum is our interactive, web-based program, Nalco University, which provides an economical and convenient alternative to our seminars.

Equipment

We offer complete equipment systems as part of our integrated offering, ranging from reusable shipping containers and feed and process control equipment to integrated wireless, web-based, data collection services. In addition, we offer a range of field test kits, process-monitoring equipment, and complete chemical feed and storage systems proven and tested for industrial environments.

We recognize the importance of accurate, reliable chemical feed to the success of manufacturing process and water treatment programs. Pre-packaged chemical feed systems ensure easy installation, start-up and reliable chemical feed, including our ValueLine Polymer Feeders and a line of modular pump and control systems. These chemical feed systems are used to pump chemicals into a customer’s manufacturing and/or water treatment process. Some feed systems also have mixing technologies that produce high-quality solutions without using mechanical agitators. Additionally, we have set the standard for returnable chemical delivery systems and ‘‘hands-off’’ chemical handling. Our PORTA-FEED container units are returnable shipping containers set up at a customer’s plant to feed our chemicals into the customer’s system. When the chemical level is low, a refill unit is delivered to the plant and we take the empty PORTA-FEED unit back for cleaning and re-use. Since the introduction of the PORTA-FEED program in 1985, we have eliminated the disposal of over three million chemical drums.

We also understand that it is crucial to all businesses to have the power to monitor and control their chemical treatment programs on an on-going basis in an efficient and easy-to-use manner. Our web-based monitoring service is a powerful multi-functional microprocessor with an embedded web server available in two series. Our Boiler Controller is designed to provide reliable automation for corrosion and scaling control programs in boilers. Our Cooling Tower Controller provides reliable automation of corrosion, scaling and microbiological growth control programs in cooling water applications. Both series include a revolutionary digital communications package which allows the customer to change set points, manually activate or deactivate pumps and valves, upgrade software, and receive reports or alarms, from any personal computer that has Internet access.

We have developed equipment that works with our innovative TRASAR and 3D TRASAR technology to provide real-time, on-line monitoring of actual chemical levels in a system. Through our TRASAR system, we chemically ‘‘bar-code’’ treatment molecules with a fluorescent tracer that reacts to specific light wavelengths. Once the product is fed into a system, the tracer is optically excited and detected. Our equipment monitors the level of chemicals and continuously makes automatic adjustments as necessary through chemical injection systems linked to the TRASAR or 3D TRASAR controller. By preventing overfeeding and underfeeding, and eliminating the unnecessary application of chemicals, this real-time, on-line monitoring capability saves water and energy as well as improves efficiency, reliability and productivity.

We offer integrated UltraTreat systems that include industrial reverse osmosis systems, water softening equipment, multi-media and carbon filtration and high efficiency filters.

Joint Ventures

During our history, we have entered into general partnerships or joint ventures for limited scope business opportunities. For example, we conducted our energy services business through a joint venture with Exxon Chemical Company, a division of Exxon Mobil Corporation, until 2001 when we redeemed Exxon’s interest in the joint venture and it became a wholly owned subsidiary of our Company. We recently re-established a joint venture relationship with USFilter Corporation, Treated Water Outsourcing, to pursue process water treatment outsourcing projects and to supply standard water treatment equipment packages with our chemicals and service offerings. In June 2004, we entered into a joint venture with Katayama Chemical, Inc., or KCI, for the marketing and sale of our water treatment and process chemicals in Japan. KCI is a leading participant in these markets in Japan and the venture will permit the combination of our broad product portfolio with KCI’s strong market presence. This joint venture will not include manufacturing, research and administrative resources, which will continue to be provided to the joint venture by the parents. In December 2004, we announced an industry-leading alliance with JohnsonDiversey that will help customers in the food, beverage, pharmaceutical and institutional industries reduce their total operating costs, improve operating efficiency and reduce environmental impacts. This total-site program called Responsible Resource Solutions takes a comprehensive approach to a facility’s operations, and delivers solutions to better manage key resources such as water, energy and waste. Additionally, we maintain longstanding partnerships in Saudi Arabia, relating to base-water treatment, and in Spain, relating to oil-free emulsion polymers.

We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach. For example, we continue to evaluate partnerships that will expand our offerings to our middle market customers and that will permit us a more significant local identity in certain Asian countries.

Competition

Water management and process improvement service companies compete on the basis of their demonstrated value, technical expertise, chemical formulations, consulting services, detection equipment, monitoring services, and dosing and metering equipment. In general, the markets in which our Company competes are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions.

The market for water treatment chemicals is highly fragmented, but is led by our Company and GE Water Technologies. The remainder of the market is comprised of mainly regional and local players. Regional service providers tend to be mid-sized and focus either on a limited geographic region or a smaller subset of products and services and include companies such as Ashland Inc.’s Drew Industrial Division, ChemTreat, Inc. and Kurita Water Industries Ltd. Local players are smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

The largest participants in the energy services sector are our Company, Baker Petrolite Corporation, GE Water Technologies and Champion Technologies, Inc. The remainder of the market consists of smaller, regional niche companies focused on limited geographic areas.

The market for specialty and water treatment chemicals used in the pulp and paper industry is fragmented. The top suppliers of water treatment services to the pulp and paper industry are our Company, Hercules Incorporated, Kemira Oyj, Ciba Specialty Chemical Holding Inc., BASF AG and Akzo Nobel N.V.’s EKA Chemicals AB. The remainder of the market is comprised of smaller, regional participants.

Research and Development

We benefit from a high quality research and development effort consisting of more than 450 personnel worldwide, more than 160 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was $58.6 million for the year ended December 31, 2005. Spending on research and development was $56.8 million, $9.7 million, and $50.3 million for the year ended December 31, 2004, the period from November 4, 2003 through December 31, 2003, and the period from January 1, 2003 through November 3, 2003, respectively. In recent years, we have received numerous research and development awards, including awards for ULTIMER 00LT053, ULTIMER, Nalco ACT, NALCO98DF063, TRASAR3000, our high stress polymers and STA•BR•EX•.

As part of the allocation of the purchase price for the Acquisition, we recorded a one-time charge of $122.3 million during the year ended December 31, 2004 for purchased in-process research and development, or IPR&D. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition that were identified as having economic value, but that had not yet reached technological feasibility and had no alternative future use. Most of this charge was attributable to two projects, 3D TRASAR and Bright Water. 3D TRASAR is a technology that is intended to automate the cooling water treatment ‘‘triangle’’ (scale, corrosion, and microbial fouling) by providing an integrated system of patented chemicals and equipment to inhibit these conditions. Bright Water entails the development of a polymer that will enhance the yield of oil from wells, while decreasing the amount of water produced with the oil. Commercialization of the 3D TRASAR began in 2004 and commercialization of Bright Water projects is planned for 2007.

We believe that continued research and development activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Intellectual Property

We own or have licenses to use a large number of patents relating to a large number of products and processes. We currently have more than 600 patents in the United States and more than 2,000 worldwide with remaining durations ranging from less than one year to 20 years. The average remaining duration is approximately nine years. We also have over 360 registered U.S. trademarks covering our products. Our rights under such patents and licenses and trademarks are of significant importance in the operation of the business. Patents related to our TRASAR technology and trademarks related to Nalco Company and Calgon are considered material to our business. We believe that no other patent, trademark or license is material to our business.

Raw Materials

We do not depend on any one supplier for a material amount of our raw materials, but certain important raw materials are obtained from a sole source or a few major suppliers. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. On a consolidated basis, we purchased direct materials totaling approximately $923 million in 2005, up from $768 million in 2004. Direct material purchases include raw and packaged material purchases. Even with the rapid growth of costs for some products in 2005, our largest collective raw material purchases — for a family of vinyl acetate polymers — represented less than 1.5 percent of sales or just over 5 percent of direct material purchases.

Working Capital

To better serve and meet the needs of our customers, approximately 16% of our inventories are maintained at customer sites as consignment inventories. Although the consignment inventory model is in place throughout the world, its use is most prevalent in North America. The decision to put inventory at a customer’s site is usually based on a request from the customer. Tracking systems are in place to follow movements, and inventory quantities at each site are monitored to prevent inventory build-ups. Periodic physical counts are performed to validate the tracking systems and to ensure that the accounting records are properly stated.

Employees

As of December 31, 2005, we had nearly 10,900 employees, of whom approximately 4,400 were employed in North America, approximately 3,000 were employed in Europe, the Middle East and Africa, approximately 1,600 were employed in Latin America and approximately 1,900 were employed in the Pacific region. We consider relations with our employees to be good.

Environmental Matters

Governmental requirements relating to the discharge of materials into the environment, environmental remediation or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on us and on our operations. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or emanating from our properties and at off-site locations where we disposed or arranged for the disposal or treatment of regulated materials, and may also incur liability for damages to natural resources. We have made and continue to make expenditures for projects relating to the environment. We are currently identified as a potentially responsible party at contaminated waste disposal sites. We do not anticipate that these matters will result in material liabilities; however, there can be no assurance that discovery of previously unknown conditions or other circumstances will not require significant expenditures by us.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position although there can be no assurance to that effect. Our capital expenditures for environmental control facilities during 2006 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or future environmental requirements on our financial position, results of operations, liquidity or cash flow.

We have been named as a defendant in a series of multi-party lawsuits based on our claimed involvement in the supply of allegedly hazardous materials. The plaintiffs seek damages for alleged personal injury resulting from exposure to various chemicals. Certain of our operations at Garyville, Louisiana are also the subject of an ongoing environmental, civil and criminal investigation. We believe the investigation may relate to the storage of used acid and leakage from a wastewater treatment tank, but could include other matters. We do not believe that any material contamination resulted from this storage and leakage. Although we believe a grand jury has not been empanelled and we would vigorously contest any criminal claims against us, we cannot predict the outcome of this investigation. These matters have had de minimis impact on our business historically and we do not anticipate that these matters present any material risk to our business in the future. Notwithstanding our past experience, we cannot predict with certainty the outcome of any such investigations, toxic tort claims or the involvement we might have in such matters in the future.

We are also subject to a variety of regulations relating to the production and handling of our products; and the conduct and condition of our production facilities. We do not believe that these regulatory requirements will have a material effect on capital expenditures, results of operations or competitive position.

Executive Officers

Name	Title	Age
Dr. William H. Joyce	Director, Chairman of the Board and Chief Executive Officer	70
William J. Roe	Executive Vice President, Chief Operating Officer and President, Industrial and Institutional Services division	52
Bradley J. Bell	Executive Vice President and Chief Financial Officer	53
Daniel M. Harker	Senior Vice President, Global Supply Chain	53
John L. Gigerich	Vice President, Administration	63
Mark W. Irwin	Group Vice President and President, Paper Services division	41
Louis L. Loosbrock	Group Vice President and President, Pacific division	52

Dr. William H. Joyce has been our Chairman and Chief Executive Officer since joining us in November 2003. Dr. Joyce was formerly the Chairman and Chief Executive Officer of Hercules Incorporated, a position he took in May 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation from 1996 through May 2001. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer, and from 1993 to 1995 he was President of Union Carbide. Prior to that, he had been Chief Operating Officer of Union Carbide since 1992.

William J. Roe is our Executive Vice President, Chief Operating Officer and President, Industrial and Institutional Services division. Mr. Roe has served as Chief Operating Officer since 2001 and as Executive Vice President, Industrial and Institutional Services division, since November 2003. Prior to that, in 1999, Mr. Roe was elected Group Vice President and President of the Pacific and Process divisions. In 1998, Mr. Roe served as Vice President and President of the Process division. He was named District Manager for the Mining and Mineral Processing Chemicals Group in 1989, Marketing Manager in 1991 and promoted to General Manager in 1994. Mr. Roe joined our Company in 1978 as an Assistant Chemist in Research. Mr. Roe was promoted to Chemist in 1979, Senior Chemist and Group Leader in 1981 and to Technical Director in 1985.

Bradley J. Bell has been our Executive Vice President and Chief Financial Officer since joining us in November 2003. From 1997 to 2003, Mr. Bell served as Senior Vice President and Chief Financial Officer of Rohm and Haas Company. Prior to that, Mr. Bell served as Vice President and Treasurer of both the Whirlpool Corporation, from 1987 to 1997, and the Bundy Corporation, from 1980 to 1987.

Daniel M. Harker is our Senior Vice President, Global Supply Chain. Mr. Harker has served in this capacity since 2003. In 2001, Mr. Harker became Vice President, Supply Chain, after joining Nalco from Calgon in 2000 as Vice President, Manufacturing and Logistics. From 1998 to 2000, Mr. Harker served as Vice President of Global Operations for Calgon. Prior to that, Mr. Harker was with Rhone Poulenc from 1993 to 1998, and Union Carbide from 1975 to 1993.

John L. Gigerich is the Company’s Vice President, Administration, joining the Company in July 2004. Between 2000 and June 2004, Mr. Gigerich was an independent consultant to major companies for information technology, procurement and logistics projects. From 1993 through 1999, Mr. Gigerich was Vice President for Union Carbide Corporation, managing its information technology, procurement, and product distribution. Before that, Mr. Gigerich spent 28 years in the banking industry. He is a Certified Public Accountant.

Mark W. Irwin is our Group Vice President and President of our Paper Services division. Mr. Irwin joined our Paper Services division in January 2003 as Strategic Business Unit Leader for Global Accounts, and three months later was named Group Vice President and President, Paper Services division. Mr. Irwin most recently served as Global Business Leader of General Electric Specialty Materials’ Silicones Group from 1997 to 2003. Prior to that, Mr. Irwin was a National Product Manager, Silicones and Silanes, for Witco Australia — OSi Specialties from 1995 to 1997. Mr. Irwin served from 1987 to 1995 as Regional Sales Manager, Industrial Chemicals for ICI Australia.

Louis L. Loosbrock is our Group Vice President and President of our Pacific division. Mr. Loosbrock has been President of the Pacific division since April 2003. Prior to that, Mr. Loosbrock served as Group Vice President and President of our Pulp and Paper division from April 2002 to April 2003. Mr. Loosbrock served as General Manager, Global Mining from 1998 to 2002; Sales Manager from 1986 to 1989 and 1991 to 1998; and Marketing Manager from 1989 to 1991. He began his career with our Company in 1977 as a Sales Representative in the Mining Group and in 1981 was named District Manager.

Web Site

The Company’s Web site address is www.nalco.com. The Company makes available free of charge on or through its Web site its Code of Ethical Business Conduct, Officer Code of Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Web site also includes the Company’s corporate governance guidelines and the charters for the audit, compensation, nominating and corporate governance and safety, health and environment committees of the Board of Directors.

ITEM 1A. RISK FACTORS

If we are unable to respond to the changing needs of a particular industry and to anticipate, respond to or utilize changing technologies and develop new offerings, it could become more difficult for us to respond to our customers' needs and cause us to be less competitive.

We have historically been able to maintain our market positions and margins through continuous innovation of products and development of new offerings to create value for our customers. Recent innovations and development that we have relied on include our 3D TRASAR system for controlling and monitoring chemical feed and our recent relationship with USFilter, which permits us to sell equipment solutions as part of a bundled offering to our water treatment customers. We may not be successful in continuing to make similar innovations in the future. Our future operating results will depend to a significant extent on our ability to continue to introduce new products and applications and to develop new offerings that offer distinct value for our customers. Many of our products may be affected by rapid technological change and new product introductions and enhancements. We expect to continue to enhance our existing products and identify, develop and manufacture new products with improved capabilities and make improvements in our productivity in order to maintain our competitive position. We intend to devote sizeable resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that:

•	we will be successful in developing new products or systems or bringing them to market in a timely manner;

•	products or technologies developed by others will not render our offerings obsolete or non-competitive;

•	the market will accept our innovations;

•	our competitors will not be able to produce our core non-patented products at a lower cost;

•	we will have sufficient resources to research and develop all promising new technologies and products; or

•	significant research and development efforts and expenditures for products will ultimately prove successful.

Our ability to anticipate, respond to and utilize changing technologies is crucial because we compete with many companies in each of the markets in which we operate. For example, we compete with hundreds of companies in the water treatment chemicals market, including our largest global competitor, GE Water Technologies. Other companies, including Ecolab, Inc., are expected to enter or increase their presence in our markets. Our ability to compete effectively is based on a number of considerations, such as product and service innovation, product and service quality, distribution capability and price. Moreover, water treatment for industrial customers depends on the particular needs of the industry. For example, the paper industry requires a specific water quality for bleaching paper; certain industrial boilers require demineralized water; the pharmaceuticals industry requires ultra pure water for processing; and, in the case of municipal services, water treatment includes clarification for re-use, sludge dewatering and membrane ultra filtration. We may not have sufficient financial resources to respond to the changing needs of a particular industry and to continue to make investments in our business, which could cause us to become less competitive.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital.

We are highly leveraged. As of December 31, 2005, our total consolidated indebtedness was $2,913.3 million and we had $250.0 million of borrowing capacity available under our revolving credit facility (excluding $28.2 million of outstanding letters of credit).

Our high degree of leverage could have important consequences for you, including the following:

•	It may limit our and our subsidiaries' ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes on favorable terms or at all;

•	A substantial portion of our subsidiaries' cash flows from operations must be dedicated to the payment of principal and interest on their and our indebtedness and thus will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	It may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less highly-leveraged;

•	It may restrict our ability to make strategic acquisitions or cause us to make non-strategic divestitures; and

•	We may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

At December 31, 2005, we had $1,278.6 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $12.8 million per year.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our subsidiaries' notes do not fully prohibit us or our subsidiaries from doing so. Nalco Company's revolving credit facility provides commitments of up to $250.0 million, all of which would have been available for future borrowings as of December 31, 2005 (excluding $28.2 million of outstanding letters of credit). If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our subsidiaries' debt agreements contain restrictions that limit our flexibility in operating our business.

Nalco Company's senior credit agreement and the indentures governing our subsidiaries' existing notes contain a number of significant covenants that, among other things, restrict our or our subsidiaries' ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with our affiliates;

•	limit dividends or other payments by restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, under the senior credit agreement, Nalco Holdings LLC is required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect its ability to comply with those provisions and Nalco Holdings LLC may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the senior credit agreement and the lenders could elect to declare all amounts borrowed under the senior credit agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

Our significant non-U.S. operations expose us to global economic and political changes that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 130 countries and, in 2005, approximately 55% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations, such as the recent currency crisis in Argentina;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions, such as the economic decline in Venezuela;

•	changes in laws and regulations;

•	difficulties in managing international operations and the burden of complying with foreign laws;

•	exposure to possible expropriation or other government actions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unsettled political conditions and possible terrorist attacks against American interests.

Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues that could result in currency risks or the risk that we are required to include local ownership or management in our businesses. We are also periodically faced with the risk of economic uncertainty, such as recent strikes and currency exchange controls in Venezuela, which has impacted our business in these countries. Other risks in international business also include difficulties in staffing and managing local operations, including our obligations to design local solutions to manage credit risk to local customers and distributors.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

Environmental, safety and production and product regulations or concerns could subject us to liability for fines or damages, require us to modify our operations and increase our manufacturing and delivery costs.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. These include obligations to investigate and clean up environmental contamination on or from properties or at off-site locations where we are identified as a responsible party. For example, we are currently identified as a potentially responsible party at certain waste management sites. Additionally, the U.S. Environmental Protection Agency is conducting a civil and criminal investigation of environmental practices at our Louisiana manufacturing facility. We have also been named as a defendant in a series of multi-party and individual lawsuits based on claims of exposure to hazardous materials. We cannot predict with certainty the outcome of any such tort claims or the involvement we might have in such matters in the future and there can be no assurance that the discovery of previously unknown conditions will not require significant expenditures. In each of these chemical exposure cases, our insurance carriers have accepted the claims on our behalf and our financial exposure is limited to the amount of our deductible; however, we cannot predict the number of claims that we may have to defend in the future and we may not be able to continue to maintain such insurance.

The U.K. Health and Safety Executive (‘‘HSE’’) has sent us notice that it intends to initiate legal proceedings against our U.K. subsidiary under the Health and Safety at Work Act. The place of these proceedings is not indicated in the notice. This notice references a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The HSE indicates that the proceedings will relate to the cleaning of these cooling towers. The Company has not received any specific charges or claims for relief, but will, in any event, defend and refute any contention that it has violated any law.

We have made and will continue to make capital and other expenditures to comply with environmental requirements. Although we believe we are in material compliance with environmental law requirements, we may not have been and will not at all times be in complete compliance with all of these requirements, and may incur material costs, including fines or damages, or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. In the future, we may discover previously unknown contamination that could subject us to additional expense and liability. In addition, future requirements could be more onerous than current requirements.

The activities at our production facilities are subject to a variety of federal, state, local and foreign laws and regulations (‘‘production regulations’’). Similarly, the solid, air and liquid waste streams produced from our production facilities are subject to a variety of regulations (‘‘waste regulations’’) and many of our products and the handling of our products are governmentally regulated or registered (‘‘product regulations’’). Each of the production, waste and product regulations is subject to expansion or enhancement. Any new or tightened regulations could lead to increases in the direct and indirect costs we incur in manufacturing and delivering products to our customers. For example, the European Commission is currently considering imposing new chemical registration requirements on the manufacturers and users of all chemicals, not just those which are considered to be harmful or hazardous. Should such regulations, referred to as REACH, be imposed, all chemical companies will be faced with additional costs to conduct their businesses in European Commission countries. Similarly, certain of our products are used to assist in the generation of tax credits for our customers, and the termination or expiration of such tax credits could impact the sale of these products. In addition to an increase in costs in manufacturing and delivering products, a change in production regulations or product regulations could result in interruptions to our business and potentially cause economic or consequential losses should we be unable to meet the demands of our customers for products.

We may not be able to achieve all of our expected cost savings.

A variety of risks could cause us not to achieve the benefits of our expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	delays in the anticipated timing of activities related to our cost-saving plan, including the reduction of inefficiencies in our administrative and overhead functions; and

•	other unexpected costs associated with operating the business.

We have experienced, and may continue to experience, difficulties in securing the supply of certain raw materials we and our competitors need to manufacture some of our products and increases in raw material costs.

In 2004 and 2005, certain of the raw materials used by us and other chemical companies have faced supply limitation. If these limitations continue or become more severe, we risk shortfalls in our sales and the potential of claims from our customers if we are unable to fully meet contractual requirements.

Also, limitations on raw materials and rising prices for underlying products have resulted in price increases for raw materials we purchase, and we risk further price increases for these materials. Our margins have been impacted by such raw materials price increases and will continue to be impacted if we are unable to pass such increases through to our customers.

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2004 and 2005, we contributed $13.7 million and $30.0 million, respectively, to our pension plans. We are required to contribute at least $65.9 million to the U.S. pension plan in 2006. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2006.

As of December 31, 2005, our worldwide pension plans were underfunded by $434.2 million (based on the actuarial assumptions used for purposes of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Prior to the closing of the Acquisition, the PBGC requested and received information from us regarding our business, the Transactions and our pension plans. The PBGC took no further action with respect to their inquiry.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.4 billion as of December 31, 2005, or 62% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.2 billion as of December 31, 2005, or 40% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers, including but not limited to those in the synthetic fuel industry, are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could permit others to offer products competitive with ours, which could reduce our ability to maintain our market position and maintain our margins.

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our intellectual property rights. However, we may be unable to prevent third parties from using our intellectual property without authorization. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail.

We have obtained and applied for several U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. Our pending applications may not be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our trademarks and impede our marketing efforts in those jurisdictions.

Our Sponsors have significant influence on us and may have conflicts of interest with us or you in the future.

As of December 31, 2005, our Sponsors beneficially own approximately 37.2% of the equity of Nalco Holding Company. In addition, our Sponsors have the right to designate collectively four nominees for election to the board of directors. Representatives of our Sponsors occupy three of the nine seats on our board of directors. As a result, our Sponsors have significant influence over our decisions to enter into any corporate transaction and may be able to prevent any transaction that requires the approval of our board of directors or the equityholders, regardless of whether or not other members of our board of directors or equityholders believe that any such transactions are in their own best interests. Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative offices and research center are located in Naperville, Illinois. These facilities are leased. We maintain administrative and research facilities in Sugar Land, Texas and Leiden, Netherlands, both of which we own, and in Singapore, which we lease. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. We operate 18 plants in North America, 6 plants in Latin America, 11 plants in Europe and the Middle East and 13 plants in the Pacific region. We own all of our major manufacturing facilities and we also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

ITEM 3.	LEGAL PROCEEDINGS

Various claims, lawsuits and administrative proceedings are pending or threatened against us and our subsidiaries, arising from the ordinary course of business with respect to commercial, contract,

intellectual property, product liability, employee, environmental and other matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or reasonably predictable litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our financial condition, results of operations, liquidity or cash flow. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is an indirect wholly owned subsidiary of Nalco Holding Company and, accordingly, there is no market for the Company’s limited liability company interests represented by units.

ITEM 6.	SELECTED FINANCIAL DATA

The Successor financial statements include the consolidated audited financial statements of Nalco Holdings LLC and its subsidiaries. The Predecessor financial statements include the combined financial statements of Ondeo Nalco Group, which include the consolidated financial statements of Ondeo Nalco Company and the combined financial statements of the Nalco International SAS Subsidiaries.

The following selected financial data has been derived from the audited consolidated and combined financial statements of Nalco Holdings LLC and its subsidiaries as of December 31, 2005, 2004, 2003, 2002 and 2001, and for the periods from January 1, 2005 to December 31, 2005, January 1, 2004 to December 31, 2004, November 4, 2003 to December 31, 2003, January 1, 2003 to November 3, 2003, January 1, 2002 to December 31, 2002, and January 1, 2001 to December 31, 2001. The selected financial data as of and for the year ended December 31, 2000 has been derived from the Company’s unaudited internal financial reporting to Suez.

You should read the following data in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated and combined financial statements included elsewhere in this Annual Report.

	Successor			Predecessor
(dollars in millions, except per share data)	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31,
					2002	2001	2000(1)
Statement of Operations Data:							(unaudited )
Net sales	$3,312.4	$3,033.3	$460.1	$2,306.5	$2,644.3	$2,619.7	$2,147.1
Operating costs and expenses:
Costs of product sold	1,830.7	1,578.4	249.9	1,122.9	1,276.0	1,278.0
Selling, administrative, and research expenses	1,030.2	1,039.1	174.7	892.4	982.1	1,031.2
Impairment of goodwill (2)	—	—	—	244.4	—	—
Amortization of intangible assets (2)	81.6	96.3	15.4	68.9	89.2	171.3
In-process research and development	—	122.3	—	—	—	1.3
Business optimization expenses (3)	25.6	1.7	0.8	20.3	32.8	172.3
Operating costs and expenses	2,968.1	2,837.8	440.8	2,348.9	2,380.1	2,654.1	2,156.5
Operating earnings (loss)	344.3	195.5	19.3	(42.4)	264.2	(34.4)	(9.4)
Other income (expense), net (4)	4.0	(43.3)	(2.8)	(17.3)	3.4	(12.4)
Interest income	8.5	10.1	0.6	7.1	7.8	8.8
Interest expense	(228.6)	(213.2)	(49.6)	(32.7)	(38.5)	(44.4)
Earnings (loss) before income taxes	128.2	(50.9)	(32.5)	(85.3)	236.9	(82.4)
Income tax provision (benefit)	54.3	47.5	(8.3)	68.7	105.2	(1.8)
Minority interests	(5.7)	(5.8)	0.1	(4.2)	(3.3)	(3.4)
Net earnings (loss)	$68.2	$(104.2)	$(24.1)	$(158.2)	$128.4	$(84.0)	$(58.4)
Net Earnings (Loss) Per Share Data (5):
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$201.8	$237.2	$88.7	$144.4	$323.1	$414.3	—
Investing activities	(77.7)	(72.9)	(4,145.1)	(12.3)	(126.1)	(463.5)	—
Financing activities	(125.9)	(231.9)	4,130.3	(234.2)	(232.7)	133.9	—
Other Financial Data (unaudited)
EBITDA (6)	$557.5	$357.0	$54.5	$106.8	$488.2	$245.7	—
Non-cash charges included in EBITDA (7)	19.8	174.4	23.9	268.7	31.2	31.1	—
Unusual items included in EBITDA (8)	6.4	45.9	6.3	48.5	(33.3)	9.9	—
Capital expenditures, net (9)	74.6	91.8	15.6	85.6	108.3	114.8	—
Depreciation	133.3	114.3	22.5	101.8	134.7	124.6	—
Amortization	81.6	96.3	15.4	68.9	89.2	171.3	—

	Successor			Predecessor
	As of December 31,			As of December 31,
(dollars in millions)	2005	2004	2003	2002	2001	2000 (1)
Balance Sheet Data:						(unaudited)
Cash and cash equivalents	$30.8	$33.2	$100.0	$120.5	$146.0	$71.6
Working capital (10)	498.1	424.2	398.7	240.8	208.0	193.8
Property, plant and equipment, net (11)	755.3	847.3	865.6	823.2	856.2	821.6
Total assets	5,554.2	5,933.7	6,163.8	6,486.4	6,512.2	6,406.6
Total debt (including lease obligation and current portion of long-term debt) (11)(12)	2,913.3	3,118.3	3,314.7	776.2	859.2	526.1
Total stockholders' investment	1,033.2	1,017.7	1,069.0	3,589.2	3,734.4	4,011.8
Off balance sheet receivables facility (12)	—	—	—	87.0	101.0	—

(1)	Pursuant to a tender offer completed on November 9, 1999, Suez, through its subsidiary, H2O Acquisition Co., or H2O, acquired virtually all of the outstanding shares of Nalco Chemical Company. In June 1999, Degremont, a Suez subsidiary, acquired Calgon Corporation. The acquisitions are included in the Predecessor’s operations from the dates of acquisition. Results from 2000 forward reflect the Suez push down of purchase accounting to Nalco Chemical Company. In March 2001, Nalco Chemical Company’s name was changed to Ondeo Nalco Company. Because the Predecessor reported to Suez in French GAAP in 1999 and 2000, combined U.S. GAAP financial information in a format similar to 2001-2005 is not available.

(2)	The Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In the period from January 1, 2003 through November 3, 2003, the Predecessor took a goodwill impairment charge of $244.4 million based on the price paid in the Acquisition.

(3)	The Successor incurred business optimization expenses in connection with its programs to redesign and optimize its business and work processes. The Predecessor incurred significant business optimization expenses as a result of the global integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. The costs incurred include severance, asset write-offs, facility closing costs and other items. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Optimization Expenses.’’

(4)	Other income (expense), net consists of monitoring fees paid by the Successor to affiliates of the Sponsors, management fees paid by the Predecessor to Suez, capital gains/(losses) on the disposals of assets, franchise taxes, equity earnings of unconsolidated subsidiaries, recognized gains and losses on foreign currency transactions and other miscellaneous income (expense). Also included for the year ended December 31, 2004 was a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors.

(5)	Not applicable.

(6)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following is a reconciliation of net earnings (loss) to EBITDA:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31,
(dollars in millions)					2002	2001
Net earnings (loss)	$68.2	$(104.2)	$(24.1)	$(158.2)	$128.4	$(84.0)
Interest expense, net	220.1	203.1	49.0	25.6	30.7	35.6
Income tax provision (benefit)	54.3	47.5	(8.3)	68.7	105.2	(1.8)
Depreciation	133.3	114.3	22.5	101.8	134.7	124.6
Amortization of intangible assets	81.6	96.3	15.4	68.9	89.2	171.3
EBITDA	$557.5	$357.0	$54.5	$106.8	$488.2	$245.7

(7)	EBITDA, as defined above, was reduced by the following non-cash charges, each of which is further discussed below:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31,
(dollars in millions)					2002	2001
Impairment of goodwill	$—	$—	$—	$244.4	$—	$—
In-process research and development	—	122.3	—	—	—	1.3
Inventory step-up	—	14.6	21.2	—	—	—
Asset write-offs	2.8	1.1	—	4.2	18.3	17.8
Profit sharing and 401(k) expense funded by Suez	13.2	27.8	4.0	20.0	12.1	12.0
Other	3.8	8.6	(1.3)	0.1	0.8	—
	$19.8	$174.4	$23.9	$268.7	$31.2	$31.1

Impairment of Goodwill

Goodwill impairment of $244.4 million was recorded by the Predecessor in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

In-process Research and Development

In-process research and development was a one-time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of purchase accounting entries related to the Acquisition. In 2001, the Predecessor recorded $1.3 million of purchased in-process research and development, resulting from the redemption of Exxon’s 40% interest in the Nalco/Exxon joint venture.

Inventory Step Up

As a result of purchase accounting for the Acquisition, the Successor wrote up its inventory to fair value and subsequently charged the write up to cost of sales as the inventory was sold. The Successor statements of operations reflect the inventory step-up in cost of product sold.

Asset Write-Offs

In conjunction with our integration and process improvement initiatives, the Predecessor wrote off assets consisting primarily of a $5.0 million investment in start up ventures in 2003, $9.6 million of assets related to obsolete software systems in 2002 and $17.8 million of PORTA-FEED stainless steel containers in 2001 as a result of a physical inventory.

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, the Successor entered into an agreement with Suez whereby Suez will reimburse the Company for certain profit sharing and 401(k) matching contributions made by the Company to the Profit-Sharing Trust.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Successor non-cash charges includes the non-cash portion of rent expense under the sublease that the Successor entered into with Suez in conjunction with the Acquisition.

(8)	In addition to incurring non-cash charges and business optimization expenses, our EBITDA was impacted by the following unusual (income) expenses, each of which is further discussed below:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31,
(dollars in millions)					2002	2001
Pension and OPEB settlement and curtailment	$0.5	$0.1	$(0.1)	$7.9	$(47.6)	$0.4
Loss (gain) on sales, net of expenses	4.1	0.2	1.1	12.4	(7.8)	0.9
Other unusual items	1.8	45.6	5.3	25.7	19.4	6.6
Suez management fees, net	—	—	—	2.5	2.7	2.0
	$6.4	$45.9	$6.3	$48.5	$(33.3)	$9.9

Pension and Other Postretirement Benefits (OPEB) Settlement and Curtailment

In 2003, the Predecessor incurred $7.9 million of curtailment and settlement charges primarily as a result of the transfer of senior executives back to Suez prior to the Acquisition. In the second half of 2002 the Predecessor amended its U.S. defined benefit pension plan and its postretirement medical and dental plans, resulting in a non-cash curtailment gain of $49.4 million, partially offset by $1.8 million of settlement charges.

Loss (Gain) on Sales, Net of Expenses

In 2003, the Predecessor recorded a loss of $5.3 million on the sale of its South African operations as well as $8.1 million of one-time costs associated with the Acquisition. In 2002, the Predecessor sold its performance additives business, resulting in a gain of $12.4 million, and incurred $1.5 million of disposal costs and losses associated with its divestiture of Hydrosan. In 2001, the Predecessor incurred a $9.0 million loss on the sale of Calgon’s former headquarters facility that was partially offset by a $7.0 million gain on the sale of the Predecessor’s corporate aircraft.

Other Unusual Items

The Successor’s results for the year ended December 31, 2004 were impacted by the effects of certain unusual items, including a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors, $1.4 million of expenses associated with changing the name of the Company’s operating company from Ondeo Nalco Company to Nalco Company, $1.8 million in connection with the re-audit of the Predecessor’s 2001 financial statements, $1.9 million of expenses related to the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for privately placed notes issued in connection with the Acquisition, and other expenses resulting from the Acquisition.

During the period from November 4, 2003 through December 31, 2003, the Successor’s results were impacted by the effects of certain other unusual items, most notably $3.3 million of legal and environmental costs related to events that occurred prior to Suez’ 1999 acquisition of Nalco Chemical Company and litigation costs not covered by the Company’s excess liability insurance policy.

The most significant other unusual item affecting the Predecessor’s results during the period from January 1, 2003 through November 3, 2003 was a $10.4 million charge for the settlement of an interest rate swap. Other unusual items for the year ended December 31, 2002 included legal and environmental expenses of $6.5 million, consultancy costs for process reengineering studies associated with our cost reduction programs and other consultancy services performed on behalf of Suez of $7.1 million, and one-time pension and benefit expenses primarily related to the redesign of our Australian benefit plan and the application of regulatory changes in Germany of $4.7 million. Executive severance and relocation expense of $5.8 million accounted for most of the other unusual items during the year ended December 31, 2001.

Suez Management Fees, Net

In connection with the Acquisition, agreements under which fees were paid by the Predecessor to Suez, or received from Suez, were terminated.

(9)	Capital expenditures are net of proceeds from disposal of assets.

(10)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and excluding intercompany balances calculated as follows:

	Successor			Predecessor
	As of December 31,			As of December 31,
(dollars in millions)	2005	2004	2003	2002	2001
Current assets less current liabilities	$506.3	$439.7	$446.8	$(275.0)	$(441.2)
Less cash and cash equivalents	(30.8)	(33.2)	(100.0)	(120.5)	(146.0)
Less related party receivables and payables	—	—	—	48.4	(33.3)
Plus short-term debt	22.6	17.7	51.9	587.9	828.5
Working capital as defined	$498.1	$424.2	$398.7	$240.8	$208.0

(11)	As a result of the Acquisition, the Successor engaged independent appraisers to assist in determining the fair value of property, plant and equipment in connection with our allocation of purchase price. Preliminary and final valuations from the appraisers are included in the balances at December 31, 2003 and 2004, respectively. In December 2002, Ondeo Nalco Company entered into a sale-leaseback of its Naperville, Illinois headquarters and research facility that was treated as a financing lease for accounting purposes. Concurrent with the Acquisition, on November 4, 2003, the lease was assigned to another Suez subsidiary that subleased the property to the Successor. The Successor accounts for the sublease as an operating lease and has excluded the headquarters and research facility from property, plant and equipment.

(12)	Total debt does not include the Predecessor’s historical off balance sheet receivables facility. In December 2001, Ondeo Nalco Company entered into an agreement that allowed it to periodically transfer undivided percentage ownership interests in a revolving pool of most of its U.S. trade receivables to a multi-seller conduit administered by an independent financial institution. The Predecessor accounted for the transfer of undivided percentage ownership interest in the receivables to the conduit as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The loss on the sale of the undivided interests in the receivables was $1.5 million and $1.8 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively, and is included in interest expense. The undivided interest in receivables that were transferred but not ultimately sold to the conduit (‘‘retained interest’’) is classified in trade accounts receivable in the balance sheet. The retained interest was $56.6 million at December 31, 2002 and $49.0 million at December 31, 2001. This program was unwound prior to closing of the Acquisition. The Successor treats its new receivables facility as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on its consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations includes periods prior to the formation of Nalco Holdings LLC. It also discusses periods prior to the Transactions, defined as the acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by Nalco Holdings and the related financings in connection with such acquisition (the ‘‘Acquisition’’). Accordingly, the discussion and analysis of historical periods prior to the Transactions do not reflect the significant impact that the Transactions have had on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, ‘‘Risk Factors.’’ Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated and combined financial statements of Nalco Holdings LLC included elsewhere in this report.

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2005 (the ‘‘Annual Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated in Item 1A, ‘‘Risk Factors,’’ such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers;

•	our ability to protect our intellectual property rights; and

•	the possibility that our owners’ interests will conflict with ours or yours.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Impact of the Acquisition and Related Financing Transactions

On November 4, 2003, pursuant to a Stock Purchase Agreement between Nalco Holdings LLC, a Delaware limited liability company, and Suez (‘‘Suez’’) and certain of its affiliates, Nalco Holdings LLC (the ‘‘Successor’’) acquired the net assets of Ondeo Nalco Group (the ‘‘Predecessor’’). The aggregate purchase price was $4,102.9 million in cash, after giving effect to direct costs of the Acquisition, closing date working capital and indebtedness purchase price adjustments, a post-closing working capital and indebtedness purchase price adjustment which was agreed to by us and Suez on March 25, 2004, and additional purchase price adjustments related to taxes paid or tax refunds received by us for periods prior to the Acquisition. The purchase price was financed by equity investments totaling $991.9 million from a consortium of private equity funds controlled by the Blackstone Group, Apollo Management, L.P., and investment partnerships affiliated with The Goldman Sachs Group, Inc.; an equity investment of $10.0 million from Dr. William H. Joyce, our Chairman and Chief Executive Officer; term loans of approximately $1,600 million; and the issuance of $665 million aggregate principal amount of 7¾% senior notes due 2011, €200 million aggregate principal amount of 7¾% senior notes due 2011, $465 million aggregate principal amount of 8 7/8% senior subordinated notes due 2013 and €200 million aggregate principal amount of 9% senior subordinated notes due 2013. As a result, our interest expense currently is, and will continue to be, higher than it was prior to the Acquisition.

The Stock Purchase Agreement provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness (as both are defined in the Stock Purchase Agreement) of Ondeo Nalco Group at the date of the Acquisition. On March 25, 2004, the Company and Suez agreed to a $25.6 million working capital adjustment payable to the Company plus interest.

We accounted for the Acquisition using the purchase method of accounting and, accordingly, the Acquisition resulted in a new basis of accounting for us. We allocated the purchase price on the basis of our estimate of the fair value of the underlying assets acquired and liabilities assumed. We retained third party professionals to assist in the determination of a fair value of our pension and post retirement obligations. We also engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired, including purchased in-process research and development, trade names, trademarks, developed technology and customer relationships. We received final values from the appraisers in 2004, and we completed our allocation of purchase price. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing was allocated to goodwill, and this indefinite lived asset is subject to annual impairment review. Goodwill in the transaction, based on the final allocation of the purchase price, totaled $2,149.7 million. An allocation was made for the fair value of research and development activities that, as of the date of the Acquisition, had commenced, but had not yet been completed, and have no alternative future use (in-process research and development). In conjunction with the independent appraisers, we estimated the fair value of in-process research and development and recorded a one-time charge of $122.3 million during the year ended December 31, 2004 as a result of the final purchase accounting entries related to the Acquisition.

In conjunction with the Acquisition, we formulated a plan to exit or restructure certain activities. We recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with our plan to exit or restructure certain activities. As of December 31, 2005, $33.0 million has been charged against this accrual. We expect that we will complete these activities by mid-2006.

Business Optimization Expenses

We incurred significant, nonrecurring business optimization expenses as a result of the implementation of the redesign and optimization of business and work processes, global cost reduction programs in sales, marketing, manufacturing and support service functions, and the global integration of our businesses, as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
(dollars in millions)
Business process optimization (1)	$25.6	$1.7	$—	$—
2002 business realignment (2)	—	—	0.8	18.8
Nalco/Exxon integration (3)	—	—	—	1.5
	$25.6	$1.7	$0.8	$20.3

(1)    Business Process Optimization

In addition to our plan to exit or restructure certain activities that was formulated in conjunction with the Acquisition, we continue to redesign and optimize our business and work processes. Business process optimization expenses, representing employee severance and related costs, were $25.6 million and $1.7 million for the years ended December 31, 2005 and December 31, 2004, respectively. We expect to incur business process optimization expenses of approximately $10.0 million in 2006.

(2)    2002 Business Realignment

During 2002, we realigned our support for the petroleum, petrochemical, pulp and paper industries to provide integrated process improvement and water treatment sales and service to key customers, primarily in North America. As a result, we incurred expenses for severance, outplacement, and employee relocations for about 100 personnel.

(3)    Nalco/Exxon Integration

As a result of acquiring Exxon’s interest in the Nalco/Exxon joint venture in 2001, we incurred costs related to integrating the operations of the joint venture with our other operations, including severance, legal and tax fees.

Critical Accounting Policies and Estimates

Revenue Recognition

Non-Contract Billings. We use a variety of shipping terms that determine the passage of title for our products. We have a policy of monitoring delivery terms and cut-off dates to ensure that revenue is properly recorded. In specific cases, when title passage is based upon ultimate receipt by the customer (FOB destination) using a third-party carrier, it is necessary to estimate the delivery time and the corresponding impact on revenue recognition.

We issue credit memos for a variety of reasons, including product returns, billing and price adjustments. The credit memos are often related to a previous billing event and may impact the amount of revenue recorded. We monitor credit memo activity levels and include an estimate as a component of the revenue recognition reserve.

Contract Billings. Contract billings are also reviewed as part of the revenue recognition process to align the periodic billings with services performed.

Impairment of Long-Lived Assets Other Than Intangibles

We conduct periodic reviews for idle equipment and review business plans for possible impairment implications. PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 7.5% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that PORTA-FEEDs could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEEDs and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED is not found, we write off the asset immediately.

We capitalize qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, interest, and payroll and payroll-related costs for employees dedicated to the development. We must use our judgment in determining whether the direct costs of materials and services consumed in developing or obtaining internal-use computer software and an employee’s time and travel expenses directly associated with developing software are recoverable and should be capitalized. We base our determination on the nature and the extent of the activity that the employee is performing. A significant portion of our capitalized software costs relates to our SAP implementation.

Goodwill and Other Intangible Assets

Carrying values of goodwill, customer relationships, trademarks, trade names, patents, developed technology and other intangible assets are reviewed periodically for possible impairment using a discounted cash flow approach. The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved, and we may be required to recognize additional impairment charges.

Pensions

Accounting for pensions involves the selection of a discount rate and an expected rate of return that we apply to a market-related value of plan assets. This methodology generally reduces the volatility of pension expense that would have otherwise resulted from changes in the value of the pension plan assets and pension liability discount rates. In estimating the discount rate, we look to rates of return on high quality, fixed-income investments that are expected to be available through the maturity dates of the pension benefits and receive one of the two highest ratings given by a recognized ratings agency, and we review the assumption with our actuary.

The assets in the principal domestic pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 64% equity and 36% fixed income. Other assets such as real estate, hedge funds and private equity may be used judiciously to enhance portfolio returns and diversification.

The expected long-term rate of return is established using historical market data for each asset class as well as the target allocation. Historical markets are analyzed and long-term historical relationships between equity and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility will generate a greater return over the long run. Active management is employed in most asset classes, which also contributes to the return assumption. The total weighted-average return on each asset class supports our long-term expected rate of return assumption.

We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, consultation with our actuaries regarding the assumptions used by other large companies and consultation with our investment managers regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The expected long-term rate of return is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years in determining pension expense.

The net effect of changes in actuarial assumptions and experience has been deferred historically. As a result of the Acquisition and the application of purchase accounting, all unamortized deferrals were eliminated as of the date of the Acquisition.

Other Postretirement Benefits

Accounting for other postretirement benefits requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. In estimating the discount rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency and we review the assumption with our actuary. We develop our estimate of the health care cost trend rates through review of our recent health care cost trend experience and discussions with our actuary regarding the experience of similar companies.

Income Taxes

The Company estimates its income tax consequences in each of the jurisdictions in which it operates in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. This results in recording deferred tax assets and liabilities in the consolidated balance sheet to recognize the temporary differences caused by the timing of recognition of income and expense for financial statement and tax purposes. Valuation allowances are determined based on the realizability of the deferred tax assets. Relevant factors to determine the realizability of the assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. Valuation allowances are established for those assets that are determined to be more likely than not to expire without benefit, or for which income of the proper character is not anticipated.

The effect of a valuation allowance expected to be necessary for a deferred tax asset at the end of the year for originating deductible temporary differences and carryforwards are included in the annual effective tax rate for the year. The effect of a change in the beginning-of-the-year balance of a valuation allowance resulting from a change in judgement about the realizability of the related deferred tax asset in future years is recognized in the interim period in which the change occurs.

The tax positions taken by the Company are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved tax contingencies (including related interest) for positions that we consider the likelihood of being sustained to be less than probable. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

Environmental

Our business and operations are subject to extensive environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use and handling of hazardous substances, waste disposal and the investigation and remediation of soil and groundwater contamination. As with other companies engaged in similar manufacturing activities and providing similar services, some risk of environmental liability is inherent in our operations.

We have been named as a potentially responsible party, or PRP, by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at the waste disposal sites. Our financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our operations at Garyville, Louisiana are the subject of a civil and criminal investigation by the United States Environmental Protection Agency and U.S. Department of Justice which has included interviews with current and former employees and document subpoenas. We believe the investigation may relate to the storage of used acid and leakage from a wastewater treatment tank, but could include other matters. We do not believe that any material contamination resulted from this storage and leakage. Although we believe a grand jury has not been empanelled and we would vigorously contest any criminal claims against us, we cannot predict the outcome of this investigation. We have also been named as a defendant in a number of lawsuits alleging personal injury due to exposure to hazardous substances, including multi-party lawsuits alleging personal injury in connection with our products and services. While we do not believe that based upon present information that any of these suits will be material to us, there can be no assurance that these environmental matters could not have, either individually or in the aggregate, a material adverse effect on our future financial condition or results of operations.

Historically, our expenditures relating to environmental compliance and clean up activities have not been significant. The environmental reserves represent our current estimate of our proportional clean up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean up activities, detailed review of known conditions, and information about other PRPs. The reserves are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although given the evolving nature of environmental regulations, we cannot determine whether or not a material effect on future operations is reasonably likely to occur, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlements will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position, although there can be no assurance that such impacts could not occur.

Executive Level Overview

Despite the difficult challenges of raw material costs increases and shortages, coupled with unusually disruptive hurricanes, we managed to grow sales and earnings in 2005 while generating cash to pay down debt. Absorbing the number of challenges we faced while improving results and generating cash shows the strength of our service-oriented business.

In 2005, we increased sales 9.2% to $3.3 billion and improved net income to $68.2 million from a year-ago net loss of $104.2 million.

Performance improvements did not come easily. The year put a tremendous strain on our employees, who worked harder than ever to keep supply disruptions and other challenges from impacting the services, products and expertise we provide to customers. The financial results from this hard work fell short of both our internal expectations and variable incentive plan targets.

Cost savings played an important role in helping the company improve its results. For the year, structural cost savings and work process redesign efforts generated $89 million in benefits to offset higher compensation costs, investments in selling and research, and other cost increases beyond purchased materials and freight. Our performance gap versus original expectations was caused primarily by hurricane-based costs of approximately $32 million, large purchased material and freight cost increases and our usual lag in obtaining price increases.

Increased energy and material costs totaled about $166 million in 2005, versus price increases for the year of nearly $150 million. Although we obtained price increases in the fourth quarter higher than year-on-year cost increases, we clearly have more work to do in 2006 to capture enough in price increases to match our higher costs over the past 18 months. In 2004, costs were up $28.2 million over the prior year.

Price increases played a key role in our 7.2% organic sales growth in 2005. Real growth was up 2.2% as sales engineers focused in the year on increasing price, resulting in 5.0% improvement. We define real growth as organic growth minus price increases designed to pass on higher purchased material and energy costs. From nominal sales growth of 9.2%, organic growth excludes 1.3% in currency fluctuations and a 0.7% increase from the June 2004 creation of a joint venture in Japan.

Sales increased organically by 10.6% in Energy Services, 5.9% in Industrial and Institutional Services, 4.6% in Paper Services and 11.9% in our Other segment, supported by very strong growth in India. Nominal sales in the Other segment increased 32.8%, gaining from five months of sales consolidation from creation of the Katayama Nalco joint venture in Japan.

Our Energy Services business continues to deliver strong results, despite substantial lost sales in the Gulf of Mexico following Hurricanes Katrina, Rita and Dennis. Although our customers had initially expected to have nearly all Gulf operations running by the end of 2005, we now expect it to be at least mid-year 2006 before these operations are fully restored. Our Oil Field business overall grew strongly in 2005. We also saw very strong results in our Downstream refining and petrochemical business, aided by strong performance of our 3D TRASAR cooling water stress management program.

We achieved the greatest level of pricing success in the Industrial and Institutional Services business. That success in pricing came at a cost, however, as our sales forces in North America and Europe were distracted from focusing as intently on real growth. As we moved through the year, we improved our pricing skills. As we move into 2006, clearly gaining focus on generating real growth while continuing to properly capture price is a high priority.

Obtaining price improvements has been particularly challenging in Paper Services. Our Paper Services business faced a tough customer environment in 2005. More importantly, the competitive environment was much slower to respond to cost pressures than in our other segments. While our Asia/Pacific paper business grew rapidly, this growth was not enough to offset price weakness in our larger North American and European paper business units. Throughout our Paper business, we have developed offerings that are better able to drive customer value. We need to translate this improved customer value into better pricing.

Overall, we generated very strong results in China, India, Brazil, Russia and the other Commonwealth of Independent States countries, as well as in key segments such as deepwater oil, tissue and towel and membrane treatments. Expansion of our 3D TRASAR cooling water stress management program contributed to solid growth in our TRASAR-related cooling water business. Sales in these high-growth areas continued to improve as strongly as they did in 2004, even with the impact of hurricanes on our deepwater Gulf of Mexico business. The remainder of our business bore the brunt of the unusual market conditions in 2005.

During 2005, 48% of Nalco's sales were in North America, 30% in Europe, 14% in Asia/Pacific and 8% in Latin America. Asia/Pacific and Latin America grew in their significance within the Nalco portfolio. Operations in Europe struggled through the year because of both work process and underlying economic health issues. The combination of improving European economies and process improvements we have made — and continue to make — should enable our European business to get back to delivering real growth in 2006.

We generated $121.5 million in Free Cash Flow for the year, which we applied to debt reduction including $99 million in voluntary reductions of Term Loan A. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and minority interest charges.

(dollars in millions)	Year Ended December 31, 2005
Net cash provided by operating activities	$201.8
Minority interests	(5.7)
Additions to property, plant, and equipment, net	(74.6)
Free cash flow	$121.5

2006 Outlook

Even with continued rising raw material costs and slower than projected recovery from the hurricanes, we believe a realistic target for 2006 is a near doubling of net income. This improvement is expected without adding any provision for insurance recovery related to the hurricanes. From our perspective of the business, our 2006 improvement will be good, but not quite as impressive at the projected net income number might suggest. For comparison, we are targeting a gain of about 12% in Adjusted EBITDA (as defined by our debt covenants) from 2005.

In our 2006 forecasts, we are assuming sales growth of about 7%, with more than half of the growth coming from price. This means that targeted real growth is expected to remain short of the Company’s longer-term 5% base business growth target as efforts to obtain price are expected to continue to be a distraction from generating additional real sales growth. We are proceeding with our alternate channels program. All of our early trials look good. Sales growth from alternate channels are not expected to be visible initially, as this growth will be masked by planned declines in some low-margin portions of our Other segment business.

Given the global nature of our business, and the broad cross-section of the industries we serve — it is reasonable to assume that Nalco should minimally grow at a mix of world industrial production and world gross domestic product (GDP) growth rates. Growth at these rates, however, would leave us somewhat short of our targeted 5% base business growth. As the cost/price environment stabilizes over time, a number of external factors should help us exceed the world GDP/industrial production growth pace, and are important to some of the growth drivers we have identified for our business:

•	In many parts of the world, water is becoming scarcer, and of lower quality, requiring additional recycling and treatment.

•	Crude oil is being taken from harder-to-reach deepwater locations, and coming out of the ground with contaminants that require more aggressive treatment.

•	Changes in pulp and paper market conditions — with different wood sources and more recycled content — require additional services, chemicals, equipment and monitoring and control capabilities.

•	In many of the emerging markets, such as China, India, Russia and many countries in Eastern Europe and parts of Latin America, manufacturing modernization provides an advantage to the very few global companies like Nalco with strong technology and intellectual capital portfolios. This advantage is in addition to strong underlying market growth rates.

•	Environmental controls continue to evolve and can also improve growth rates for our industry in many countries and across many industry sectors.

•	The higher cost of energy improves the returns that our customers gain from Nalco services.

Beyond the external factors that impact the size of our opportunity, we should also grow faster than world GDP/industrial production by targeting our resources to the right customer segments — deepwater oil, tissue and toweling, membrane treatments and many others. Our research and development investments are paying off with strong technology advantages in many industry segments.

Our plans also call for year-over-year costs to rise $100 million, based on the level of cost increases we expect in the first quarter of 2006. A majority of this increase was established prior to year-end 2005 and is carry-over impact into 2006. In addition to offsetting this expected growth in costs with price increases, we believe we can offset some cost increases in excess of our expectations with higher prices, unless the increases are large or come near the end of the year — when we would face our typical lag between incurring cost and capturing price.

For the year, we also expect the following items to impact our earnings and cash flow:

•	Depreciation of about $135 million.

•	Amortization of about $70 million.

•	Effective tax rate of about 42%, comparable to 2005. With major portions of our taxes fixed in nature, this effective rate drops as pre-tax earnings increase.

•	Cash taxes expected to be between $100-$110 million, up from nearly $81 million in 2005.

•	Net interest expense in the range of $235-$240 million, of which approximately $230 million is to be paid in cash.

•	Capital expenditures of between $100-$105 million.

•	Pension funding of about $67 million, or approximately $20 million higher than expense, compared to 2005 funding of $30 million, which was about $14 million less than expense.

•	Working capital use of cash on the order of $40 million.

•	In conjunction with the Acquisition, Suez has agreed to reimburse us for certain profit sharing contributions made by us. As a result, we expect a Profit Sharing reimbursement from Suez forecasted at about $17 million.

The cash flow element we have the most ability to influence is working capital. We still have a significant amount of improvement in mind as we fix our internal processes in both inventories and receivables. Because many of the process improvements we are working on will not be fully installed until later in 2006, we are not expecting to obtain significant benefits during the year, but these improvements should enable better working capital management as we enter 2007.

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net sales for the years ended December 31, 2005 and December 31, 2004 may be compared as follows:

	Year Ended			Attributable to Changes in the Following Factors
(dollars in millions)	December 31, 2005	December 31, 2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,493.6	$1,396.1	7.0%	1.2%	(0.1)%	5.9%
Energy Services	897.1	806.6	11.2%	1.3%	(0.7)%	10.6%
Paper Services	699.0	662.9	5.4%	1.4%	(0.6)%	4.6%
Other	222.7	167.7	32.8%	0.7%	20.2%	11.9%
Net sales	$3,312.4	$3,033.3	9.2%	1.3%	0.7%	7.2%

Net sales for the year ended December 31, 2005 were $3,312.4 million; a 9.2% increase from the $3,033.3 million reported for the year ended December 31, 2004. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 7.2%. Of this improvement, 5.0% was attributed to price increases, while the remaining 2.2% was driven by favorable sales growth broadly spread across our customer base. Despite lost sales in the Gulf of Mexico due to unusually disruptive hurricanes, the Energy Services division reported a strong organic improvement in sales of 10.6%, more than half of which represented growth. Strong performances were made by the Oil Field business, Downstream refining, and our petrochemical business. The Industrial and Institutional Services division reported organic growth of 5.9%, the majority of which was attributable to price increases with solid gains, exclusive of price increases, posted by our water treatment business in the Latin American and Pacific regions, as well as our marine and Pacific region mining businesses. These gains were offset by sales declines, exclusive of price increases, in North America and, more notably, Europe. Difficulties in adapting work processes following our SAP system conversion in Europe on January 1, 2005 and the generally slower economy in our largest western European markets were among the causes of the sales decline in Europe. Higher sales during the three months ended December 31, 2004 was another contributing factor, as European customers purchased in advance to avoid risking any potential complications from the system conversion. Solid growth in Latin America, rapid growth in the Pacific region, and a more modest improvement in North America contributed to the 4.6% organic growth in Paper Services division sales. These improvements were partly offset by lower Paper Services sales in Europe, resulting from labor strikes faced by our Finnish customers earlier in the year and the aforementioned factors that affected Industrial and Institutional Services sales in the region. Most of the organic improvement in ‘‘other’’ sales was attributable to alternate channel sales, our subsidiary company in India, and our Japanese joint venture, Katayama Nalco. The increase in ‘‘other’’ sales attributable to acquisitions/divestitures represents the incremental impact of sales for the first five months of 2005 by Katayama Nalco, which was formed with Katayama Chemical Inc. on June 1, 2004.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,481.7 million for the year ended December 31, 2005 increased by $26.8 million, or 1.8%, over the $1,454.9 million reported for the year ended December 31, 2004. On an organic basis and excluding the impact of a $14.6 million charge to cost of product sold during the year ended December 31, 2004 resulting from the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting at the date of the Acquisition, gross profit decreased by $14.9 million. This was primarily attributable to higher costs of raw and other purchased materials, totaling approximately $166.0 million in 2005, that grew at a faster pace than the impact of increases in the selling prices of our products of nearly $150.0 million. Gross profit margin for the year ended December 31, 2005 was 44.7% compared to 48.0% for the year-ago period. Gross profit margin for the year ended December 31, 2004 was reduced approximately 48 basis points as a result of the aforementioned $14.6 million charge resulting from purchase accounting.

Selling, administrative, and research expenses for the year ended December 31, 2005 of $1,030.2 million decreased by $8.9 million, or 0.9%, from $1,039.1 million for the year ended December 31, 2004. On an organic basis, selling, administrative, and research expenses decreased by $28.1 million, or 2.7%, reflecting significantly lower incentive plan expenses. This decrease was offset by the effect of changes in foreign currency translation rates and the incremental impact of expenses of Katayama Nalco for the first five months of 2005.

Amortization of intangible assets was $81.6 million and $96.3 million for the year ended December 31, 2005 and 2004, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

In-process research and development was a one-time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of purchase accounting related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business optimization expenses, representing mostly employee severance and related costs, were $25.6 million for the year ended December 31, 2005, and included a $14.2 million charge recorded in June to support a plan to de-layer our management structure and reduce costs in lower-performing business units. The plan called for the elimination of approximately 220 positions, primarily in Europe and North America.

Other income (expense), net was a net income of $4.0 million and a net expense of $43.3 million for the year ended December 31, 2005 and 2004, respectively. This $47.3 million favorable variation is due primarily to the Company’s termination in November 2004 of the monitoring services provided to the Company by affiliates of the Sponsors, incurring a one-time fee of $35.0 million. Monitoring fees for such services were $11.2 million for the year ended December 31, 2004. Also contributing to the year-over-year decrease in net other expense was a favorable change in foreign currency transaction gains and losses of $6.7 million. An increase in losses from asset write-offs and disposals of $4.2 million and a $1.6 million decrease in equity in earnings of unconsolidated subsidiaries partly offset these favorable variations.

Net interest expense, defined as the combination of interest income and interest expense, of $220.1 million for the year ended December 31, 2005 increased by $17.0 million from the $203.1 million reported for the year ended December 31, 2004. The impact of higher interest rates on variable rate borrowings in 2005 more than offset the impact of a lower average debt level compared to 2004.

The effective tax rate for the year ended December 31, 2005 was 42.4% compared to an effective tax rate for the year ended December 31, 2004 of 66.5%, after excluding the impact of the aforementioned charge for IPR&D. The effective tax rate for 2004 included one-time tax costs related to restructuring in order to more efficiently manage global cash and allow for more tax efficient repatriation of certain foreign earnings.

The effective tax rate in 2005 is lower primarily because the tax cost related to the prior year restructuring does not repeat in 2005. In addition, the 2005 taxable repatriation of foreign earnings was reduced, in part, because of the restructuring.

	Year ended
(dollars in millions)	December 31, 2005	December 31, 2004
Earnings (loss) before income taxes as reported	$128.2	$(50.9)
Add back:
In-process R&D	—	122.3
Adjusted earnings (loss) before income taxes	$128.2	$71.4
Income tax provision (benefit) as reported	$54.3	$47.5
Effective income tax rate	42.4%	66.5%

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

Minority interest expense was $0.1 million lower than the $5.8 million for the year ended December 31, 2004. Higher earnings were reported by the Company’s non-wholly owned subsidiaries in India and Japan; however, these were more than offset by lower earnings of our non-wholly owned subsidiaries in Saudi Arabia, Malaysia, and Spain.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net sales for the years ended December 31, 2004 and December 31, 2003 may be compared as follows:

	Year Ended			Attributable to Changes in the Following Factors
(dollars in millions)	December 31, 2004	December 31, 2003	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,396.1	$1,277.0	9.3%	4.4%	(0.2)%	5.1%
Energy Services	806.6	720.1	12.0%	3.7%	(1.2)%	9.5%
Paper Services	662.9	622.8	6.4%	3.8%	0.6%	2.0%
Other	167.7	146.7	14.4%	4.0%	11.5%	(1.1)%
Net sales	$3,033.3	$2,766.6	9.6%	4.1%	0.3%	5.2%

Net sales for the year ended December 31, 2004 were $3,033.3 million, a 9.6% increase over the $2,766.6 million reported for the year ended December 31, 2003. After adjusting for the favorable effects of changes in foreign currency translation rates and the net impact of acquisitions and divestitures, net sales were up 5.2%. Several factors contributed to the strong growth in sales, including:

•	The improvement in the general economy.

•	The addition of new sales engineers and service technicians, many of whom are supporting high growth rates in the emerging markets and in faster growing industry segments such as oilfield production and food and beverage applications.

•	The reorganization of the Company’s sales and marketing organization along the lines of the global industry segments served, which was initiated in 2003 and began to positively impact results in 2005.

•	The Company’s ability to develop solutions that did not require raw materials that were in short supply, while some of the Company’s competitors lacked this research and development capability.

•	The introduction of several proprietary technologies that brought true innovation to the applications or industry segments where they are used.

The Energy Services division reported organic growth in sales of 9.5%, with double-digit improvements posted by both of its upstream business groups. Led by its global mining business, the Industrial and Institutional Services division reported a 5.1% organic increase in sales. Paper Services division sales were up 2.0% on an organic basis, mainly due to new business gained and good growth in the Pacific region, Europe and Latin America, offset by the lingering effect of price and contract concessions in North America in 2003. The unfavorable organic growth in ‘‘other’’ was mainly due to the decision made in 2003 to reduce certain low-margin business with a major customer, slightly offset by organic growth in India. The effect of this decision also reduced the organic growth of total net sales by 0.3%.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,454.9 million for the year ended December 31, 2004 increased by $61.1 million, or 4.4%, over the $1,393.8 million reported for the year ended December 31, 2003. Adjusted for the favorable effect of changes in foreign currency translation rates and the net unfavorable impact of acquisitions and divestitures, gross profit increased by $2.7 million, or 0.2%. Significant factors contributing to the favorable organic change in gross profit were the aforementioned increase in sales volumes, which favorably impacted gross profit by approximately $79.5 million, but which was partly offset by margin erosion mainly due to product mix ($48.0 million), raw material cost increases ($20.3 million) and freight increases ($7.9 million). Gross profit margin for the year ended December 31, 2004 declined to 48.0% from 50.4% for the year ended December 31, 2003.

Selling, administrative, and research expenses for the year ended December 31, 2004 of $1,039.1 million decreased by $28.0 million, or 2.6%, from the $1,067.1 million for the year ended December 31, 2003.

Adjusted for the unfavorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, selling, administrative, and research expenses decreased by $69.2 million, or 6.5%, primarily due to spending reductions initiatives launched in the fourth quarter 2003 and tightened spending controls in 2004.

Impairment of goodwill of $244.4 million was recorded by the Predecessor during the period from January 1, 2003 through November 3, 2003, and resulted from the Predecessor’s evaluation of its goodwill, based on the purchase price for the Acquisition and the fair value of its assets and liabilities.

Amortization of intangible assets was $96.3 million and $84.3 million for the year ended December 31, 2004 and 2003, respectively. The increase resulted from higher amortization of intangible assets as a result of the Acquisition.

In-process research and development was a one-time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of final purchase accounting entries related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business optimization expenses of $1.7 million for the year ended December 31, 2004 were attributable to employee severance and related costs associated with work process redesign efforts. Business optimization expenses of $21.1 million for the year ended December 31, 2003 were mostly attributable to the Predecessor’s sales and marketing business realignment launched in 2002.

Other income (expense), net was an expense of $43.3 million and $20.1 million for the year ended December 31, 2004 and 2003, respectively. This $23.2 million increase was primarily attributable to the payment of a $35.0 million fee in 2004 for the termination of monitoring services provided by affiliates of the Sponsors under a Monitoring Fee Agreement entered into on the date of the Acquisition. In addition, Sponsor monitoring fees were $11.2 million for the year ended December 31, 2004, whereas Suez management fees paid by the Predecessor and Sponsor monitoring fees paid by the Successor were a combined $4.7 million for the year ended December 31, 2003. These unfavorable variations from 2003 were partly offset by a $10.4 million charge incurred by the Predecessor in 2003 resulting from the discontinuance of hedge accounting for an interest rate swap and a $5.3 million loss on the sale of the Predecessor’s South African subsidiary.

Net interest expense, defined as the combination of interest income and interest expense, of $203.1 million for the year ended December 31, 2004 increased by $128.5 million from the $74.6 million reported for the year ended December 31, 2003. The increase was due primarily to the interest charges incurred on the new debt used to finance the Acquisition.

The effective tax rate, excluding the impact of the aforementioned charge for purchased IPR&D, was 66.5% for the year ended December 31, 2004 compared to an effective tax rate in 2003 of 47.7%, excluding the impact of the goodwill impairment. The increase in the effective tax rate was primarily caused by onetime tax costs of restructuring to more efficiently repatriate certain foreign earnings.

	Year ended
(dollars in millions)	December 31, 2004	December 31, 2003
Earnings (loss) before income taxes as reported	$(50.9)	$(117.8)
Add back:
In-process R&D	122.3	—
Goodwill impairment	—	244.4
Adjusted earnings (loss) before income taxes	$71.4	$126.6
Income tax provision (benefit) as reported	$47.5	$60.4
Effective income tax rate	66.5%	47.7%

Minority interest expense was $5.8 million for the year ended December 31, 2004 compared to $4.1 million for the year ended December 31, 2003. The change resulted mostly from higher earnings reported by all of our majority-owned subsidiaries and the addition of our new joint venture with Katayama Chemical Inc. in June 2004. These increases were partly offset by the impact of the sale of the Predecessor’s South African subsidiary in 2003.

Liquidity and Capital Resources

Operating activities. Historically, the Company’s main source of liquidity has been its solid cash flow generated by operating activities. For the year ended December 31, 2005, cash provided by operating activities was $201.8 million, a decrease of $35.4 million from the $237.2 million provided by operating activities in 2004. Higher working capital requirements, primarily for trade accounts receivable, accrued compensation and other accrued expenses, more than offset the increase in cash generated by earnings in 2005 from 2004.

For the year ended December 31, 2003, cash provided by operating activities was $233.1 million (comprised of $88.7 million for the period from November 4, 2003 through December 31, 2003 and $144.4 million for the Predecessor during the period from January 1, 2003 through November 3, 2003). The Predecessor had $87.0 million of net cash outflows for its accounts receivable securitization program, which was terminated in October 2003.

Investing activities. Net property additions of $74.6 million accounted for most of the $77.7 million of cash used for investing activities in the year ended December 31, 2005. In 2004, cash used for investing activities was $72.9 million, as net property additions of $91.8 million were partly offset by a $25.3 million purchase price adjustment related to the Acquisition. Slightly more than one-third of the capital spending in 2004 was attributable to an investment in a common information systems platform for North America and Europe, which was fully implemented in January 2005.

For the year ended December 31, 2003, cash used in investing activities was $4,157.4 million (comprised of $4,145.1 million for the period from November 4, 2003 through December 31, 2003 and $12.3 million for the Predecessor during the period from January 1, 2003 through November 3, 2003), of which $4,127.1 million was related to the Acquisition. Net property additions were $101.2 million in 2003. Business acquisitions, net of divestitures, was $10.1 million for the year ended December 31, 2003. Business acquisitions in 2003 included $12.5 million to acquire the remaining interest in the Predecessor’s 40%-owned Swiss affiliate and $10.9 million for the purchase of a company in the U.K. from a related Suez company. Net proceeds from divestitures totaled $13.3 million during the year ended December 31, 2003, which was mostly attributable to the sale of the Predecessor’s South African subsidiary. Net cash received by the Predecessor from notes receivable from related parties was $98.3 million during 2003.

Financing activities. Most of the $125.9 million of cash used for financing activities during the year ended December 31, 2005 was attributable to prepayments of the Company’s term loan A debt totaling $99.0 million and a $22.0 million reduction in borrowings from the Company’s receivables facility.

Net cash used for financing activities totaled $231.9 million during the year ended December 31, 2004, which was mostly comprised of net debt repayments of $242.0 million and additional capital contributions of $11.0 million.

Net cash provided by financing activities totaled $4,130.3 million during the period from November 4, 2003 through December 31, 2003. This was primarily comprised of net borrowings of $3,221.7 million and a $1,001.9 million capital contribution from the Company’s unitholder which were used to finance the acquisition of the Company and to pay $92.4 million of costs to obtain the debt financing. Net cash used by the Predecessor for financing activities during the period from January 1, 2003 through November 3, 2003 totaled $234.2 million, which was attributable to a net decrease in borrowings of $280.4 million and dividends paid of $29.0 million, partly offset by capital contributions of $77.7 million.

Prior to the Transactions, Ondeo Nalco Group obtained short-term financing in the United States from Suez Finance LP, a finance company operated by Suez to provide funding to its North American subsidiaries, rather than from external sources. In December 2001, Ondeo Nalco Group entered into a

$150.0 million off-balance sheet accounts receivable securitization facility that allowed it to periodically transfer undivided interests in most of its U.S. trade receivables. This facility was terminated in October 2003 in anticipation of the sale of Ondeo Nalco Group by Suez.

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

Senior credit facilities. Our revolving credit facility is part of our senior credit facilities that were entered into on November 4, 2003. Our senior credit facilities also include a $300 million term loan A facility (which includes an €88.0 million tranche) maturing on November 4, 2009 and a $1,300 million term loan B facility maturing on November 4, 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR or Eurocurrency borrowings and may be reduced subject to our attaining certain leverage ratios. The applicable margin for borrowings under the term loan B facility is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50%. We also pay customary letter of credit fees.

The term loan A facility will amortize each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and six. In addition to the $15.3 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $82.6 million using cash generated from operations and proceeds from the accounts receivable securitization facility. An additional $99.0 million was repaid during the year ended December 31, 2005, using cash provided by operations.

The term loan B facility will amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on November 4, 2010. In addition to the $13.0 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $206.0 million using cash generated from operations and proceeds from the accounts receivable securitization facility.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. As of December 31, 2005, there were no outstanding borrowings under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries’ ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2005.

Senior notes and senior subordinated notes. As part of the Transactions, in November 2003, Nalco Company issued $665 million aggregate principal amount of 7¾% U.S. dollar-denominated senior notes due 2011, €200 million aggregate principal amount of 7¾% euro-denominated senior notes due 2011, $465 million aggregate principal amount of 8 7/8% U.S. dollar-denominated senior subordinated notes due 2013 and €200 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013.

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

Subject to certain exceptions, the indentures governing the senior notes and senior subordinated notes permit the Company and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

Adjusted EBITDA is calculated as follows:

	Successor	Successor	Successor	Predecessor
(dollars in millions)	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Net earnings (loss)	$68.2	$(104.2)	$(24.1)	$(158.2)
Interest, net	220.1	203.1	49.0	25.6
Income tax provision (benefit)	54.3	47.5	(8.3)	68.7
Depreciation	133.3	114.3	22.5	101.8
Amortization	81.6	96.3	15.4	68.9
EBITDA	557.5	357.0	54.5	106.8
Non-cash charges (1)	19.8	174.4	23.9	268.7
Business optimization expenses (2)	25.6	1.7	0.8	20.3
Unusual items (3)	6.4	45.9	6.3	48.5
Other adjustments (4)	(6.3)	6.3	1.5	(3.4)
Cost savings (5)	—	—	5.0	25.0
Adjusted EBITDA	$603.0	$585.3	$92.0	$465.9

(1)	Non-cash charges are further detailed on the following table:

	Successor	Successor	Successor	Predecessor
(dollars in millions)	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Impairment of goodwill	$—	$—	$—	$244.4
In-process research and development	—	122.3	—	—
Inventory step-up	—	14.6	21.2	—
Asset write-offs	2.8	1.1	—	4.2
Profit sharing expense and 401(k) funded by Suez	13.2	27.8	4.0	20.0
Other	3.8	8.6	(1.3)	0.1
Non-cash charges	$19.8	$174.4	$23.9	$268.7

Impairment of goodwill

Goodwill impairment of $244.4 million was recorded by the Predecessor in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of purchase accounting entries related to the Acquisition.

Inventory Step-Up

As a result of purchase accounting for the Acquisition, we wrote up our inventory to fair value and subsequently charged the write up to cost of product sold as the inventory was sold.

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

(2)	Business optimization expenses for 2005 and 2004 include costs associated with the redesign and optimization of business and work processes. Business optimization expenses for 2003 include cost associated with the integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. See note 20 to Item 8 for more information.

(3)	Unusual items are further detailed on the following table:

	Successor	Successor	Successor	Predecessor
(dollars in millions)	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Pension and OPEB settlement and curtailment	$0.5	$0.1	$(0.1)	$7.9
Loss (gain) on sales, net of expenses	4.1	0.2	1.1	12.4
Other unusual items (a)	1.8	45.6	5.3	25.7
Suez management fees, net	—	—	—	2.5
	$6.4	$45.9	$6.3	$48.5

(a)	Our results for 2004 were impacted by the effects of certain other unusual items, including a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors; expenses associated with the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for the privately placed notes issued in connection with the Transactions; costs related to changing the name of our operating company from Ondeo Nalco Company to Nalco Company; and other Transaction-related expenses. In 2003, our results were impacted by the effects of certain other unusual items including a termination charge for the settlement of an interest rate swap; executive severance and relocation expenses; legal and environmental expenses that mainly related to events that occurred prior to Suez’s 1999 acquisition of Nalco Chemical Company and litigation costs not covered by our excess liability insurance policy; and consultancy expenses incurred on behalf of Suez.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, 401(k) matching contributions and other pro forma adjustments. These pro forma adjustments include purchase accounting adjustments for pensions and the incremental rent expense we will incur under our sublease with Suez.

(5)	Our financing agreements also permit us to adjust EBITDA on a pro forma basis for certain cost savings that we expect to achieve. We initiated a comprehensive cost reduction plan that was expected to yield annual savings of at least $30 million on a proforma basis in 2003. We implemented this plan immediately upon consummation of the Acquisition. The remainder of our cost reduction plan is expected to realize incremental efficiencies through work process redesign and other targeted cost improvement programs, which address inefficiencies in our administrative and overhead functions, as well as other support functions around the world.

Our covenant levels and ratios for the year ended December 31, 2005 are as follows:

	Covenant Level at December 31, 2005	Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.70x	2.87x
Maximum net debt to Adjusted EBITDA ratio	6.50x	4.78x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.87x

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

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,188.6 million that was outstanding under our term loan facilities as of December 31, 2005) and investments in similar business and other investments equal to 6% of Nalco Holdings LLC consolidated assets.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2005, the aggregate outstanding balance under these local lines of credit was approximately $16.1 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility. Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100.0 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions. At the closing, we received $92.0 million in proceeds, which we used to repay term loans under the senior credit facilities.

In connection with the receivables facility we established a wholly owned consolidated bankruptcy-remote special purpose subsidiary, Nalco Receivables LLC (the ‘‘transferor’’), to which Nalco Company and one of its domestic subsidiaries (the ‘‘sellers’’) sell trade accounts receivable (the ‘‘receivables’’) pursuant to a receivables purchase agreement. Pursuant to a receivables transfer agreement, the transferor then transfers an undivided interest in the purchased receivables to the commercial paper conduit or the related bank sponsor (the ‘‘transferees’’) in exchange for cash. The transferor’s purchase of receivables from the sellers is financed through the simultaneous transfer of this undivided interest in the purchased receivables, together with cash contributed to it by Nalco Company and the advances made by the sellers under an intercompany note.

Nalco Company, as the receivables collection agent, services, administers and collects the receivables under the receivables transfer agreement for which it receives a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. Borrowings under the receivables facility bear interest at a floating base rate plus a usage fee. The usage fee varies based upon our leverage ratio as calculated under the senior credit facilities and is currently 1.10% of the amount funded. In addition, the transferor is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio and is currently 0.35% of the unused portion of the commitments. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of December 31, 2005, approximately $164.3 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $84.9 million would have been available for funding. As of December 31, 2005, we had $75.3 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Results of Operations for 2003

The preceding discussion and analysis of financial condition and results of operations covers periods for the fiscal year ended December 31. For ease of comparison purposes, financial data for the period from November 4, 2003 through December 31, 2003 has been added to the financial data for the period from January 1, 2003 through November 3, 2003, to arrive at a twelve-month combined period ended December 31, 2003. This combined data may be referred to as ‘‘the year ended December 31, 2003’’ or ‘‘2003’’.

	Successor	Predecessor	Combined
(dollars in millions)	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year Ended December 31, 2003
Net sales	$460.1	$2,306.5	$2,766.6
Operating costs and expenses:
Cost of product sold	249.9	1,122.9	1,372.8
Selling, administrative and research expenses	174.7	892.4	1,067.1
Impairment of goodwill	—	244.4	244.4
Amortization of intangible assets	15.4	68.9	84.3
Business optimization expenses	0.8	20.3	21.1
Operating expenses	440.8	2,348.9	2,789.7
Operating earnings (loss)	19.3	(42.4)	(23.1)
Other income (expense), net	(2.8)	(17.3)	(20.1)
Interest income (expense), net	(49.0)	(25.6)	(74.6)
Loss before income taxes	(32.5)	(85.3)	(117.8)
Income tax provision (benefit)	(8.3)	68.7	60.4
Minority interests	0.1	(4.2)	(4.1)
Net loss	$(24.1)	$(158.2)	$(182.3)

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2005:

	Payments Due By Period
(dollars in millions)	Total	2006	2007 to 2008	2009 to 2010	2011 and beyond
Contractual Obligations:
Debt obligations:
Principal	$2,894.5	$3.8	$150.4	$1,138.9	$1,601.4
Interest	1,294.7	210.2	420.7	403.7	260.1
Total debt obligations	4,189.2	214.0	571.1	1,542.6	1,861.5
Operating lease obligations(1)	269.6	16.3	25.1	28.8	199.4
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities(3)(4)	299.0	65.9	106.9	53.3	72.9
Total	$4,757.8	$296.2	$703.1	$1,624.7	$2,133.8

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.

(2)	Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

(3)	Does not reflect obligations under the Contribution Agreement relating to our Profit Sharing and Savings Plan, for which Suez has agreed to reimburse us.

(4)	The amounts in long-term liabilities represent our expected minimum pension funding requirements for the principal domestic defined benefit pension plan through 2015. Minimum pension funding is defined by the current law in place without consideration of any past temporary pension funding relief or future proposed pension legislation. Amounts beyond 2015 are not reasonably estimable.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2003 through December 31, 2005 our cumulative cash flow from operations was $672.1 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in November 2009. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2005, there were no outstanding borrowings under the $250 million revolving credit facility, excluding $28.2 million of outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2005. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2006	2007 to 2008	2009 to 2010	2011 and beyond
Commercial Commitments:
Standby letters of credit (1)	$40.4	$39.1	$1.2	$0.1	$—
Guarantees	—	—	—	—	—
Other commercial commitments	6.1	5.8	0.2	0.1	—
Total	$46.5	$44.9	$1.4	$0.2	$—

(1)	The final maturity of current instruments is subject to annual renewal.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Early adoption is encouraged for periods in which financial statements have not yet been issued.

The Company elected to adopt SFAS No. 123(R) as of October 1, 2004, using the modified-prospective transition method. Compensation cost charged to earnings for the Company’s equity compensation plans was $0.3 million and $0.1 million for the years ended December 31, 2005 and December 31, 2004, respectively. No share-based compensation was charged to earnings by the Successor during the period from November 4, 2003 through December 31, 2003 or by the Predecessor during the period from January 1, 2003 through November 3, 2003, since no share-based compensation plans existed during those periods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, SFAS No. 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to inherent risks attributed to operating in a global economy. We may utilize derivative financial instruments as necessary to manage foreign currency exchange rate risks. We manage foreign currency exchange risk arising from financial activities pursuant to our corporate guidelines. Forward contracts and, occasionally, swaps and options are utilized to protect these cash flows from adverse movements in exchange rates, and we account for these instruments by marking them to market at each balance sheet date. We may also employ hedge accounting as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, we use certain foreign currency debt as a hedge of the foreign currency exposure of a portion of our net investment in foreign operations.

Upon issuance, we designated the €200.0 million aggregate principal amount of 7¾% senior notes due 2011, the €200.0 million aggregate principal amount of 9% senior subordinated notes due 2013, and the €88.0 million term loan as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2005, we recorded a $85.3 million non-cash pretax gain in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2005 and 2004, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $1.3 million and $4.8 million, respectively.

At December 31, 2005, we had $1,278.6 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $12.8 million per year.

Our sensitivity analysis of the effects of the changes in interest rates and foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analysis also does not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Financial Statements

Year ended December 31, 2005 (Successor)
Year ended December 31, 2004 (Successor)
Period from November 4, 2003 through December 31, 2003 (Successor)
Period from January 1, 2003 through November 3, 2003 (Predecessor)

Report of Independent Registered Public Accounting Firm	55
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	56
Consolidated and Combined Financial Statements
Consolidated Balance Sheets	57
Consolidated and Combined Statements of Operations	58
Consolidated and Combined Statements of Unitholder’s and Shareholders’ Equity	59
Consolidated and Combined Statements of Cash Flows	60
Notes to Consolidated and Combined Financial Statements	62

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited the accompanying consolidated balance sheets of Nalco Holdings LLC and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, unitholder’s equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from November 4, 2003 to December 31, 2003 (Successor), and the combined statements of operations, shareholders’ equity, and cash flows of Ondeo Nalco Group (companies listed in Note 2) for the period from January 1, 2003 to November 3, 2003 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holdings LLC and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and for the period from November 4, 2003 to December 31, 2003 (Successor), and the combined results of Ondeo Nalco Group’s operations and its cash flows for the period from January 1, 2003 to November 3, 2003 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nalco Holdings LLC’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nalco Holdings LLC maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nalco Holdings LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nalco Holdings LLC maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nalco Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nalco Holdings LLC and subsidiaries, as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 and for the period from November 4, 2003 to December 31, 2003 (Successor) and the combined financial statements of Ondeo Nalco Group (companies listed in Note 2) for the period from January 1, 2003 to November 3, 2003 (Predecessor), and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 28, 2006

Nalco Holdings LLC and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$30.8	$33.2
Trade accounts receivable, less allowances of $16.6 and $21.1 in 2005 and 2004, respectively	622.3	594.2
Inventories	313.2	313.5
Deferred income taxes	21.1	44.2
Prepaid expenses and other current assets	62.0	45.9
Total current assets	1,049.4	1,031.0
Property, plant, and equipment, net	755.3	847.3
Goodwill	2,196.7	2,368.3
Other intangible assets, net	1,227.5	1,323.6
Deferred financing costs	54.3	63.8
Receivable from former shareholder	73.2	87.2
Other noncurrent assets	197.8	212.5
Total assets	$5,554.2	$5,933.7
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$285.4	$261.9
Accrued expenses	141.7	168.7
Accrued compensation	61.5	105.8
Short-term debt	22.6	17.7
Income taxes	31.9	37.2
Total current liabilities	543.1	591.3
Long-term debt	2,890.7	3,100.6
Deferred income taxes	380.7	501.5
Accrued pension benefits	416.4	411.7
Other liabilities	278.9	296.8
Minority interest	11.2	14.1
Commitments and contingencies	—	—
Unitholder’s equity	1,033.2	1,017.7
Total liabilities and unitholder’s equity	$5,554.2	$5,933.7

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statements of Operations
(dollars in millions, except per share amounts)

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Net sales	$3,312.4	$3,033.3	$460.1	$2,306.5
Operating costs and expenses:
Cost of product sold	1,830.7	1,578.4	249.9	1,122.9
Selling, administrative and research expenses	1,030.2	1,039.1	174.7	892.4
Impairment of goodwill	—	—	—	244.4
Amortization of intangible assets	81.6	96.3	15.4	68.9
In-process research and development	—	122.3	—	—
Business optimization expenses	25.6	1.7	0.8	20.3
Total operating costs and expenses	2,968.1	2,837.8	440.8	2,348.9
Operating earnings (loss)	344.3	195.5	19.3	(42.4)
Other income (expense), net	4.0	(43.3)	(2.8)	(17.3)
Interest income	8.5	10.1	0.6	7.1
Interest expense	(228.6)	(213.2)	(49.6)	(32.7)
Earnings (loss) before income taxes	128.2	(50.9)	(32.5)	(85.3)
Income tax provision (benefit)	54.3	47.5	(8.3)	68.7
Minority interests	(5.7)	(5.8)	0.1	(4.2)
Net earnings (loss)	$68.2	$(104.2)	$(24.1)	$(158.2)

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statement of Unitholder’s and Shareholders’ Equity
(dollars in millions)

			Accumulated Other Comprehensive Income (Loss)
	Capital Accounts	Accumulated Deficit	Minimum Pension Liability Adjustment	Derivatives	Foreign Currency Translation Adjustment	Comprehensive Income (Loss)
Predecessor Company
Balance at January 1, 2003	$4,156.9	$(284.1)	$(73.5)	$(8.5)	$(101.6)
Net loss		(158.2)				$(158.2)
Capital contribution	77.7	—	—	—	—
Acquisition of Aquazur Limited	(2.8)	(8.1)	—	—	—
Other comprehensive income (loss):
Gain on derivatives — net of tax of $5.4	—	—	—	8.5	—	8.5
Currency translation adjustments	—	—	—	—	54.1	54.1
Comprehensive loss						$(95.6)
Distributions to shareholder	—	(29.0)	—	—	—
Balance at November 3, 2003	$4,231.8	$(479.4)	$(73.5)	$—	$(47.5)
Successor Company
Capital contribution	$1,001.9	$—	$—	$—	$—
Net loss	—	(24.1)	—	—	—	$(24.1)
Other comprehensive income:
Currency translation adjustments — net of tax benefit of $18.0	—	—	—	—	91.2	91.2
Comprehensive income						$67.1
Balance at December 31, 2003	1,001.9	(24.1)	—	—	91.2
Capital contributions	11.0	—	—	—	—
Net loss	—	(104.2)	—	—	—	$(104.2)
Other comprehensive income (loss):
Loss on derivatives — net of tax benefit of $0.2	—	—	—	(0.2)	—	(0.2)
Currency translation adjustments — net of tax of $7.5	—	—	—	—	42.1	42.1
Comprehensive loss						$(62.3)
Balance at December 31, 2004	1,012.9	(128.3)	—	(0.2)	133.3
Share-based compensation	0.3	—	—	—	—
Net earnings	—	68.2	—	—	—	$68.2
Other comprehensive income (loss):
Minimum pension liability adjustment — net of tax benefit of $0.8	—	—	(1.8)	—	—	(1.8)
Gain on derivatives — net of tax of $0.2	—	—	—	0.2	—	0.2
Currency translation adjustments — net of tax of $7.9	—	—	—	—	(51.4)	(51.4)
Comprehensive income						$15.2
Balance at December 31, 2005	$1,013.2	$(60.1)	$(1.8)	$—	$81.9

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(dollars in millions)

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Operating activities
Net earnings (loss)	$68.2	$(104.2)	$(24.1)	$(158.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	133.3	114.3	22.5	101.8
Amortization	81.6	96.3	15.4	68.9
In-process research and development	—	122.3	—	—
Impairment of goodwill	—	—	—	244.4
Amortization of deferred financing costs	10.8	11.2	17.4	—
Equity in earnings of unconsolidated subsidiaries, net of distributions	2.5	2.8	(0.4)	(1.8)
Deferred income taxes	(28.2)	(49.2)	(18.4)	(17.1)
Securitized accounts receivable, net	—	—	—	(87.0)
Amortization of unearned employee compensation and accretion of obligation	13.2	27.8	4.0	20.0
Defined benefit pension plan expense	43.9	39.8	6.6	43.2
Other, net	(12.7)	2.9	(2.7)	(22.2)
Changes in current assets and liabilities:
Trade accounts receivable	(59.9)	(86.4)	11.3	3.7
Inventories	(8.1)	(10.9)	28.7	(0.4)
Accounts payable	29.8	96.3	4.0	(44.3)
Payable to shareholder	—	—	—	6.2
Contribution to profit-sharing trust	—	—	—	(24.0)
Other receivables from related parties	—	—	—	(1.9)
Other	(72.6)	(25.8)	24.4	13.1
Net cash provided by operating activities	201.8	237.2	88.7	144.4
Investing activities
Acquisition of Ondeo Nalco Group	—	—	(4,127.1)	—
Purchase price adjustment on acquisition of Ondeo Nalco Group	(3.2)	25.3	—	—
Business purchases/sales, net	—	(2.3)	—	(10.1)
Additions to property, plant, and equipment, net	(74.6)	(91.8)	(15.6)	(85.6)
Notes receivable from related parties	—	—	—	98.3
Investments in affiliated companies	—	—	—	(6.0)
Other investing activities	0.1	(4.1)	(2.4)	(8.9)
Net cash used for investing activities	(77.7)	(72.9)	(4,145.1)	(12.3)

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows (continued)
(dollars in millions)

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Financing activities
Cash dividends	$—	$—	$—	$(29.0)
Proceeds from long-term debt	24.3	269.8	3,214.2	0.6
Payments of long-term debt	(145.8)	(477.0)	(0.8)	(8.3)
Short-term debt, net	2.9	(34.8)	8.3	(272.7)
Deferred financing costs	(1.3)	—	(92.4)	—
Capital contributions	—	11.0	1,001.9	77.7
Other financing activities	(6.0)	(0.9)	(0.9)	(2.5)
Net cash provided by (used for) financing activities	(125.9)	(231.9)	4,130.3	(234.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.6)	0.8	1.7	6.0
Increase (decrease) in cash and cash equivalents	(2.4)	(66.8)	75.6	(96.1)
Cash and cash equivalents at beginning of the period	33.2	100.0	24.4	120.5
Cash and cash equivalents at end of the period	$30.8	$33.2	$100.0	$24.4
Supplemental cash flows information
Cash paid during the period for:
Interest	$217.6	$206.7	$6.4	$32.4
Income taxes	80.4	92.3	14.2	43.0

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(dollars in millions, except per share amounts)
December 31, 2005

1.	Description of Business and Change in Ownership

Description of Business

Nalco Holdings LLC and subsidiaries (the Company or Successor) is engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Change in Ownership

On November 4, 2003, Nalco Holdings LLC (the Buyer), a newly formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement, (as amended, the Stock Purchase Agreement) with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (as defined in Note 2 below) for $4,127.1 million including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

The Buyer was capitalized by equity investments totaling $991.9 million from the Sponsors and $10.0 million from Dr. William H. Joyce, the Chairman and Chief Executive Officer of the Buyer. The equity investments were made to Nalco Investment Holdings LLC which, in turn, contributed $1,001.9 million to the Buyer and was its parent company until January 14, 2004. Funding for the Acquisition included the equity investments and the issuance of senior notes and senior subordinated notes (the Notes) in a private offering, and new revolving credit and term loan facilities by the Buyer, through its 100% owned subsidiary, Nalco Company.

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

2.	Basis of Presentation

All intercompany balances and transactions are eliminated. Investments in companies or partnerships in which the Company/Predecessor does not have control, but has the ability to exercise significant influence over operating and financial policies, are reported using the equity method.

Predecessor — The accompanying combined financial statements of the Predecessor prior to the Acquisition include the consolidated financial statements of Ondeo Nalco Company and subsidiaries

2.	Basis of Presentation (continued)

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

The consolidated financial statements of the Successor as of and for the years ended December 31, 2005 and 2004 and as of and for the period from November 4, 2003 through December 31, 2003 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations.

The following unaudited pro forma financial data summarizes the results of operations for the year ended December 31, 2003 as if the Acquisition had occurred as of the beginning of the period.

Pro forma adjustments include adjustments for (1) purchase accounting, including, (i) the elimination of inventory write-up recorded as a result of the Acquisition, (ii) adjustments to depreciation and amortization to reflect the fair value of property, plant and equipment and identified intangible assets (with finite lives), (iii) elimination of the pension and other postretirement benefit amortization of unrecognized actuarial losses, prior service costs and transition obligations and assets losses, and (2) adjustments for items directly related to the transaction, including (i) rent expense that we would have incurred had the sublease of our Naperville, Illinois headquarters and research facility been in place, (ii) elimination of management fees that Suez and its affiliates charged to the Company for general corporate overhead and of charges to Suez and its affiliates for tax planning and compliance and treasury administration provided by the Company in North America, (iii) adjustments to interest expense to reflect the Company’s new capital structure, and (iv) corresponding adjustments to income tax expense.

The following pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at the beginning of the period presented or that may be attained in the future:

(Unaudited) Year Ended December 31, 2003
Net sales	$2,766.6
Operating earnings	0.2
Net loss	(237.3)

2.	Basis of Presentation (continued)

The Company has allocated the purchase price on the basis of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of November 4, 2003
Current assets:
Cash and cash equivalents	$24.3
Trade accounts receivable	477.5
Inventories	316.5
Other current assets	101.8
Goodwill	2,149.7
Intangible assets	1,410.0
Purchased in-process research and development	122.3
Other noncurrent assets	366.0
Property, plant and equipment	833.3
Total assets acquired	5,801.4
Current liabilities:
Accounts payable	138.7
Accrued expenses	268.9
Other current liabilities	74.4
Long-term debt	30.2
Deferred income taxes	502.2
Accrued pension and other postretirement benefits	539.9
Other noncurrent liabilities	144.2
Total liabilities assumed	1,698.5
Net assets acquired	$4,102.9

Cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities.

Inventory, other noncurrent assets, long-term debt, and other noncurrent liabilities outstanding as of the effective date of the Acquisition were allocated based on management’s judgments and estimates.

Deferred income taxes have been provided in the consolidated balance sheet based on the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances were established for deferred tax assets related to all of the tax carryforwards for which utilization is uncertain.

The Company’s projected pension and other postretirement benefit obligations and assets were reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on management’s computations which included valuations performed by independent actuaries engaged by the Company.

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired, including purchased in-process research and development (IPR&D), trade names, trademarks, developed technology and customer relationships. The Company received final values from the appraisers during 2004, which have been included in the above table.

The Company recorded a one-time charge for purchased IPR&D expenses of $122.3 million during the year ended December 31, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning

2.	Basis of Presentation (continued)

values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

During the year ended December 31, 2004, the Company reduced by $19.6 million the fair value of property, plant and equipment to reflect the final valuation provided by its independent appraisers.

Trademarks and trade names were valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the trademark or trade name in order to exploit the economic benefits. Trademarks and trade names that have been valued under this approach have a value of $830.0 million with an estimated indefinite life.

Patents and developed technology were valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the patent or technology in order to exploit the economic benefits. The technologies that have been valued under this approach have a value of $100.0 million with an estimated weighted average useful life of 10 years.

Customer relationships were valued using an income approach after considering a fair return on fixed assets, working capital, patents, trade names, trademarks, technology, and assembled workforce. A value of $480.0 million was assigned to customer relationships. As of December 31, 2003, an estimated useful life of 10 years had been used based on preliminary information obtained from our independent appraisers. During the year ended December 31, 2004, we obtained updated information from our independent appraisers and revised the estimated useful life of customer relationships to 16 years.

Based on the final valuation, approximately $311.6 million of goodwill and other intangible assets will be deductible for income tax purposes. The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•	The Company’s leading market position as a global provider of integrated water treatment and process improvement services, chemicals and equipment programs for industrial and institutional applications offers a competitive advantage in competing for new customers;

•	The Company, being one of only a small number of companies that can provide turnkey water management solutions on a global basis (130 countries across six continents), offers a competitive advantage in meeting the global needs of multinational customers and mitigates the potential impact of volatility in any individual country or region;

•	The diverse customer base and industries served minimizes the potential impact of volatility from any one customer or industry.

Other considerations affecting the value of goodwill include:

•	The potential for improved earnings and cash flow gained from operating as a stand-alone company with focused management effort and more efficient resource management and from the ability of the assembled work force to drive significant annual cost reductions in the administrative and overhead functions;

•	The historical heavy investment in recruiting and continuously training more than 5,500 sales engineers and service technicians;

•	The ability of the assembled workforce to develop future innovative technologies and products, as has been done in the past through a focused commitment to technology, research and development;

•	The application of purchase accounting, particularly for such items as pension, other postretirement benefits, and deferred tax liabilities for which significant reserve balances were recorded with no corresponding significant short-term cash outflows.

2.	Basis of Presentation (continued)

In conjunction with the Acquisition, the Company formulated a plan to exit or restructure certain activities. The Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with the Company’s plan to exit or restructure certain activities. As of December 31, 2005, $33.0 million has been charged against this accrual. The Company expects that these activities will be completed by mid-2006.

The consolidated statements of operations for the year ended December 31, 2004 and for the period from November 4, 2003 through December 31, 2003 include an additional $14.6 million and $21.2 million, respectively, in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the year ended December 31, 2004 and for the period from November 4, 2003 through December 31, 2003 and the combined statements of operations for the period from January 1, 2003 through November 3, 2003 to conform to the current year presentation. These reclassifications had no effect on net earnings (loss) reported for any period.

Foreign Currency Translation

Local currencies are the functional currencies for most foreign operations. Their financial statements are translated at current and average exchange rates, with any resulting translation adjustments included in the currency translation adjustment account in unitholder’s equity. The financial statements of any foreign subsidiaries that operate in highly inflationary environments are translated using a combination of current, average, and historical exchange rates, with the resulting translation impact included in results of operations. Transactions executed in different currencies resulting in exchange adjustments are included in results of operations.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Management believes the likelihood of incurring material losses due to concentration of credit risk is remote. The principal financial instruments subject to credit risk are as follows:

Cash and Cash Equivalents

A formal policy exists of placing these instruments in investment grade companies and institutions and limiting the size of an investment with any single entity.

Accounts Receivable

A large number of customers in diverse industries and geographies, as well as the practice of establishing reasonable credit lines, limits credit risk. The allowance for doubtful accounts is adequate to cover potential credit risk losses.

3.	Summary of Significant Accounting Policies (continued)

Foreign Exchange Contracts and Derivatives

Formal policies exist, which establish credit limits and investment grade credit criteria of ‘‘A’’ or better for all counterparties.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 56% and 54% of the inventories at December 31, 2005 and 2004, respectively, are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts would have been $2.4 million higher at December 31, 2005 and $14.5 million lower at December 31, 2004, if the FIFO method of accounting had been used for all inventories.

Goodwill

The Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill is tested for impairment at least annually, and impairment, if any, recorded as expense in the period of impairment.

Intangibles

The Company amortizes customer relationships using an accelerated method to reflect the pattern in which the economic benefits of that asset are realized. The straight-line method is used for all other assets subject to amortization. Customer relationships and patents and developed technology are being amortized over estimated useful lives of 16 years and 10 years, respectively.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the statement of operations, was $10.8 million for the year ended December 31, 2005, $11.1 million for the year ended December 31, 2004, and $17.4 million for the period from November 4, 2003 through December 31, 2003, which included the immediate write-off of $15.8 million for bridge financing commitment fees incurred in connection with the Acquisition.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases.

3.	Summary of Significant Accounting Policies (continued)

Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries and affiliated companies except to the extent such earnings are considered to be permanently reinvested in the subsidiary or affiliate. In cases where foreign tax credits will not offset U.S. income taxes, appropriate provisions are included in the consolidated statement of operations.

Valuation allowances are determined based on the realizability of the deferred tax assets. Relevant factors to determine the realizability of the assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. Valuation allowances are established for those assets that are determined to be more likely than not to expire without benefit, or for which income of the proper character is not anticipated.

The effect of a valuation allowance expected to be necessary for a deferred tax asset at the end of the year for originating deductible temporary differences and carryforwards is included in the annual effective tax rate for the year. The effect of a change in the beginning-of-the-year balance of a valuation allowance resulting from a change in judgement about the realizability of the related deferred tax asset in future years is recognized in the interim period in which the change occurs.

The Company reserves tax contingencies (including related interest) for tax positions it has taken for which the likelihood of being sustained is considered to be less than probable. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

Derivative Instruments

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, derivatives are recognized as either assets or liabilities in the balance sheets at fair value.

Retirement Plans

The cost of retirement plans is computed on the basis of accepted actuarial methods (using the projected unit credit method for the principal plan) and includes current service costs and amortization of increases in prior service costs over the expected future service of active participants as of the date such costs are first recognized.

The costs of health and life insurance postretirement benefits are accrued as earned. Annual expense represents a combination of interest and service cost provisions. Most postretirement benefits are not funded.

Revenue Recognition

Revenue from sales of products, including amounts billed to customers for shipping and handling costs, is recognized at the time: (1) persuasive evidence of an arrangement exists, (2) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (3) the price is fixed and determinable, and (4) collectibility is reasonably assured. Revenue from services is recognized when the services are provided to the customer.

Shipping and handling costs, including certain warehousing costs incurred by the Company, are included in cost of products sold.

Research and Development

Research and development costs, excluding costs to acquire in-process research and development, totaled $58.6 million, $56.8 million, $9.7 million and $50.3 million for the year ended December 31, 2005, the year ended December 31, 2004, the period from November 4, 2003 through

3.	Summary of Significant Accounting Policies (continued)

December 31, 2003, and the period from January 1, 2003 through November 3, 2003, respectively. Research and development costs are charged to expense as incurred. Purchased in-process research and development costs were $122.3 million for the year ended December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, SFAS No. 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

4.	Acquisitions and Divestitures

The Company acquired two businesses and certain patents during 2004 for a combined purchase price of $2.5 million, net of cash acquired. Each of these acquisitions was treated as a purchase, and their results of operations have been included in the consolidated financial statements since their respective dates of acquisition. The purchase price exceeded the fair value of tangible net assets by $2.5 million, which was allocated to other intangible assets and patents and developed technology.

In June 2004, the Company and Katayama Chemical Inc. formed a joint venture in Japan, Katayama Nalco Inc., to provide water treatment and process improvement services, chemicals, and equipment to Japanese industrial and institutional customers. The results of Katayama Nalco Inc. are included in the Company’s consolidated financial statements since it exercises control over this joint venture.

The Company sold a business during 2004 for approximately $0.2 million. No gain or loss was recorded on the sale.

During the period from January 1, 2003 through November 3, 2003, the Predecessor acquired Aquazur Ltd. from NIS and increased its investment in Oekophil AG from 40% to 100%. Each of the acquisitions was accounted for as a purchase; however, as disclosed in Note 2, the combined financial statements of the Predecessor include the results of Aquazur Ltd. prior to its acquisition from NIS. The combined purchase price of these acquisitions, net of cash acquired, was $23.4 million. The purchase price exceeded the fair value of the net tangible assets acquired by $12.9 million, which was allocated to goodwill.

The Predecessor received net proceeds of $13.3 million and recognized a pretax loss of $5.2 million on the sale of its South African subsidiary and two small businesses during the period from January 1, 2003 through November 3, 2003.

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

5.	Securitization of Accounts Receivable

In June 2004, the Company entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under the Company’s senior credit facilities. The facility provides up to $100.0 million in funding, based on availability of eligible trade accounts receivable and other customary factors.

In connection with the facility, the Company established a bankruptcy-remote, wholly owned, special purpose limited liability company (the ‘‘Transferor’’), into which Nalco Company and one of its domestic subsidiaries (the ‘‘Sellers’’) transfer all eligible trade accounts receivable (the ‘‘Receivables’’). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the ‘‘Transferees’’) in exchange for cash.

5.	Securitization of Accounts Receivable (continued)

The financing fee charged by the Transferees under the facility is based on the amount funded and the conduit’s cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under the Company’s senior credit facilities. A commitment fee that varies based on the same ratio and the unused portion of the facility is also charged by the conduit. Under the facility, Nalco Company services, administers and collects the Receivables, for which it receives a monthly servicing fee of 1% per annum of the average daily outstanding balance of Receivables.

Availability of funding under the facility depends primarily upon the outstanding Receivables balance from time to time. The facility may be terminated for, among other reasons, material breaches of representations and warranties, bankruptcies of the Sellers or the Transferor, a judgment or order for the payment of money rendered against the Transferor, cross-defaults to the Company’s other debt, or breach of specified financial covenants. The Company is currently in compliance with these covenants.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the facility being recorded as interest expense. The Company had outstanding borrowings of $75.3 million and $97.3 million at December 31, 2005 and 2004, respectively, under the facility.

In December 2001, the Predecessor entered into an agreement that allowed it to periodically transfer undivided percentage ownership interests in a revolving pool of most of the Predecessor’s U.S. trade receivables to a multiseller conduit (Conduit) administered by an independent financial institution. The agreement was terminated in October 2003, and the Predecessor repurchased $100.7 million of receivables to facilitate this termination.

Under the terms of the agreement, the Predecessor could transfer trade accounts receivable to a bankruptcy-remote special purpose entity (SPE), and the Conduit, or backup purchasers, was required to purchase from the SPE an undivided ownership interest of up to $150.0 million in those receivables. The percentage ownership interest in receivables purchased by the Conduit could increase or decrease over time, depending on the characteristics of the SPE’s receivables, including delinquency rates and debtor concentrations. The Predecessor serviced the receivables transferred to the SPE and received a servicing fee, which approximated market compensation for these services.

Under the terms of the agreement, the Conduit paid the SPE the face amount of the undivided interest at the time of purchase. On a monthly basis, this sales price was adjusted, resulting in payments by the SPE to the Conduit of amounts that varied based on the interest rate on certain of the Conduit’s liabilities and the length of time the sold receivables remained outstanding. Collections on sold receivables were used to purchase additional receivables from the Predecessor.

The Predecessor accounted for the transfer of undivided percentage ownership interest in the receivables to the Conduit as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Predecessor’s loss on the sale of the undivided interests in the receivables was $1.5 million for the period from January 1, 2003 through November 3, 2003, and was included in interest expense.

Cash flows from the sale of undivided interests in the receivables to the Conduit, net of receivables repurchased to facilitate termination of the agreement, were reported by the Predecessor as an operating activity in the statement of cash flows.

6.	Inventories

Inventories consist of the following:

	December 31, 2005	December 31, 2004
Finished products	$242.6	$245.4
Raw materials and work-in-process	70.6	68.1
	$313.2	$313.5

7.	Goodwill

Changes in the carrying value of goodwill from December 31, 2003 to December 31, 2005 are summarized below:

Balance as of December 31, 2003	$2,500.1
Adjustment to record purchased IPR&D expense	(122.3)
Adjustment to Ondeo Nalco Group purchase price	(21.7)
Revised fair value of property, plant and equipment	19.6
Adjustment to fair value of other long term assets	1.4
Adjustment to accrued liabilities	25.2
Adjustments to deferred income taxes:
Reimbursement Agreement with Suez	(42.8)
State income tax rates	(27.9)
Excess Loss Account	(22.3)
Other	1.1
Reclassification for business held for sale	(4.8)
Effect of foreign currency translation	62.7
Balance as of December 31, 2004	2,368.3
Adjustments to deferred income taxes	(71.6)
Adjustment to Ondeo Nalco Group purchase price	(2.5)
Excess accruals for costs to exit activities	(0.4)
Effect of foreign currency translation	(97.1)
Balance as of December 31, 2005	$2,196.7

In its preliminary purchase price allocation, the Company recorded a $42.8 million deferred tax liability related to the $112.7 million receivable recorded at the date of the Acquisition for the Reimbursement Agreement with Suez (see Note 9). During 2004, it was determined that the receivable was not a taxable temporary difference, and the deferred tax liability was reversed. Also during 2004, the Company adjusted certain deferred state income tax assets and liabilities as of the date of the Acquisition to reflect the tax rate at which it is expected they will be settled. These adjustments resulted in a $27.9 million decrease in goodwill. In addition, it was determined during 2004 that the sale of the Ondeo Nalco Group to the Sponsors accelerated the recapture of certain U.S. tax deductions in the Seller’s 2003 tax year. The recognition of taxable income by the Seller due to an Excess Loss Account restored tax basis for the Company. As a result, the Company reduced deferred tax liabilities and goodwill by the $22.3 million tax impact.

During 2005, the Company adjusted certain deferred tax liabilities related to purchase accounting, primarily related to intangible assets. As a result, goodwill and deferred tax liabilities were reduced by $71.6 million.

The Company evaluates goodwill for impairment in the fourth quarter of each year and whenever a triggering event occurs. The Company completed its annual goodwill impairment test in the fourth quarter 2005 and determined that no goodwill was impaired.

8.	Other Intangible Assets

The Company’s intangible assets are summarized as follows:

	December 31, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$486.4	$(169.8)	$506.6	$(103.5)
Patents and developed technology	100.5	(22.2)	100.5	(12.2)
Other	2.4	(0.3)	2.2	—
Intangibles not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
Pension asset	0.5	—	—	—
	$1,419.8	$(192.3)	$1,439.3	$(115.7)

Estimated annual amortization expense for the years ending December 31, 2006 through December 31, 2010 is as follows:

Year ending December 31

2006	$68.6
2007	58.7
2008	50.5
2009	43.6
2010	37.9

9.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez

The Predecessor previously had an Employee Stock Ownership Plan (ESOP), which gave most U.S. employees an additional opportunity to share in the ownership of the Predecessor’s stock. Preferred shares were allocated to eligible employees based on a percentage of pretax earnings.

At the inception of the ESOP, the Predecessor and a trustee entered into a trust agreement, constituting the ESOP Trust, to fund benefits under the Predecessor’s ESOP. As part of its acquisition of Nalco Chemical Company in November 1999, Suez purchased from the trustee all of the issued and outstanding Series B ESOP Convertible Preferred Stock at a price of $1,060 per share. The trustee credited proceeds from the sale of allocated shares to participants’ accounts. Under the terms of an agreement (the Contribution Agreement), the Predecessor and the ESOP trustee agreed that the trustee would use proceeds from the sale of shares held in the loan suspense account to repay the outstanding principal and accrued interest on the ESOP loans. It was also agreed that all proceeds remaining after the repayment of the loans and accrued interest would be allocated to participants’ accounts. In return, the Predecessor agreed to make contributions to the Profit Sharing, Investment and Pay Deferral Plan Trust (the Trust) on or before December 31, 2010, having a present value equal to $124.6 million, the outstanding principal and accrued interest paid on the ESOP loans. The plan was amended effective January 1, 2003 to also permit matching contributions under the Company’s 401(k) plan to count as contributions to the Trust. The Contribution Agreement provides for specified minimum annual contributions to be made to the Trust, with interest accruing on the outstanding contribution balance at an annual rate of 8.5% compounded monthly. The contribution commitment becomes due and payable in its entirety if one or more events that are specified in the Contribution Agreement occur. The Predecessor, upon the acquisition by Suez, recorded a liability of $139.1 million for this contribution commitment, representing the present value of the total expected contributions to the Trust, with a corresponding deferred employee profit sharing asset.

9.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez (continued)

Contributions to the Trust and expenses recorded related to the Contribution Agreement are as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Contributions to the Trust	$21.5	$14.2	$—	$24.0
Expense recorded:
Amortization of unearned employee profit sharing	$7.0	$20.8	$2.8	$13.8
Accretion of obligation to Trust	6.2	7.0	1.2	6.2
Total included in operating expenses	$13.2	$27.8	$4.0	$20.0

Pursuant to the Stock Purchase Agreement, the Company and Suez entered into an agreement (the Reimbursement Agreement) on November 4, 2003, whereby Suez shall reimburse the Company for all contributions the Company makes to the Trust in order to satisfy its obligations under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, the Company recorded a receivable from Suez of $112.7 million, equivalent to the Company’s recorded liability to the Trust. Interest accretes on this receivable at the same rate that it accretes on the Company’s obligation to the Trust.

Payments received from Suez and income recorded related to the reimbursement arrangement are as follows:

	Successor
	Year ended December 31, 2005	Year ended December 31, 2004
Payments received from Suez	$21.5	$14.2
Income recorded:
Accretion of receivable from Suez	$6.2	$7.0

On November 4, 2003, the Company entered into a sublease agreement with Leo Holding Company (Leo), a subsidiary of Suez, whereby the Company subleases its corporate headquarters and research facility from Leo (see Note 14). Under the terms of the Reimbursement Agreement, if the Company fails to pay when due any sublease rent (as defined in the sublease agreement), Suez shall have the right to reduce its reimbursement obligations to the Company pursuant to the Reimbursement Agreement by an amount equal to such shortfall.

10.	Property, Plant, and Equipment

Property, plant, and equipment (including major improvements) are recorded at cost. Depreciation of buildings and equipment is calculated over their estimated useful lives generally using the straight-line method.

The estimated useful lives of the major classes of depreciable assets acquired since the date of the Acquisition are as follows: buildings — 33 to 40 years; software — 5 years; equipment — 3 to 15 years.

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment as of the date of the Acquisition. Final values from the appraisers are reflected in the amounts in the table below. The Company is depreciating the acquired assets based on the final fair values and the remaining useful lives.

10.	Property, Plant, and Equipment (continued)

Interest capitalized in connection with the development of a new management information system in Europe was $0.2 million, $1.6 million, $0.1 million, and $0.1 million for the year ended December 31, 2005, the year ended December 31, 2004, the period from November 4, 2003 through December 31, 2003, and the period from January 1, 2003 through November 3, 2003, respectively.

Property, plant, and equipment consist of the following:

	December 31, 2005	December 31, 2004
Land	$74.8	$80.9
Buildings	164.3	165.4
Software	104.0	103.0
Equipment	697.1	640.9
	1,040.2	990.2
Accumulated depreciation	(284.9)	(142.9)
Property, plant, and equipment, net	$755.3	$847.3

11.	Income Tax

The provision (benefit) for income taxes was calculated based upon the following components of earnings (loss) before income taxes:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
United States	$(62.3)	$(216.4)	$(33.0)	$(233.1)
Foreign	190.5	165.5	0.5	147.8
Earnings (loss) before income taxes	$128.2	$(50.9)	$(32.5)	$(85.3)

The components of the income tax provision (benefit) are as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Current:
United States	$(4.6)	$18.3	$(0.3)	$23.1
State and local	0.6	0.2	1.4	6.4
Foreign	86.5	78.2	9.0	56.3
Total current	82.5	96.7	10.1	85.8
Deferred:
United States	(10.0)	(27.6)	(11.8)	(16.1)
State and local	(0.7)	(3.9)	1.0	(3.0)
Foreign	(17.5)	(17.7)	(7.6)	2.0
Total deferred	(28.2)	(49.2)	(18.4)	(17.1)
Income tax provision (benefit)	$54.3	$47.5	$(8.3)	$68.7

11.	Income Tax (continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) are as follows:

	December 31, 2005	December 31, 2004
Retirement benefits	$50.9	$59.4
Pension	136.1	119.9
United States net operating loss carryforwards	55.8	37.6
Foreign tax loss carryforwards	38.7	34.5
Leveraged lease investments	4.1	1.9
Accruals	18.1	42.8
Other deferred tax assets	50.1	35.4
Total deferred tax assets	353.8	331.5
Valuation allowance	(51.4)	(44.1)
Net deferred tax assets	$302.4	$287.4
Property	$(129.3)	$(134.7)
Software amortization	(7.7)	(17.8)
Intangible assets	(468.2)	(536.2)
Other deferred tax liabilities	(56.8)	(59.3)
Total deferred tax liabilities	(662.0)	(748.0)
Net deferred tax assets	302.4	287.4
Total deferred income taxes	$(359.6)	$(460.6)
Included in:
Deferred income taxes — current asset	$21.1	$44.2
Income taxes — current liability	—	(3.3)
Deferred income taxes — noncurrent liability	(380.7)	(501.5)
	$(359.6)	$(460.6)

These deferred tax assets and liabilities are classified in the balance sheets based on the balance sheet classification of the related assets and liabilities.

Pursuant to the Stock Purchase Agreement, Suez has provided an indemnity for certain contingent taxes that relate to periods prior to November 4, 2003. The Company has included $0.4 million of interest, and no penalties in income tax expense for the potential tax exposures not subject to the indemnity.

11.	Income Tax (continued)

The effective rate of the provision (benefit) for income taxes differs from the United States statutory tax rate due to the following items:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
United States statutory tax rate	$44.9	$(17.8)	$(11.4)	$(29.9)
State income taxes, net of federal benefits	(0.1)	(2.4)	0.4	3.9
Foreign tax rate differential	(7.7)	(3.4)	1.5	(4.3)
Nondeductible goodwill impairment	—	—	—	85.5
Withholding taxes	6.4	8.7	0.1	3.6
In-process research and development	—	42.8	—	—
U.S. tax on foreign earnings	9.7	18.7	—	5.9
U.S. tax on subsidiary disposition	—	1.8	—	5.2
Credits and incentives	(1.3)	(2.4)	(0.2)	(0.8)
Prior year adjustments	—	—	(0.1)	1.3
Fixed asset revaluation	—	(2.7)	—	—
Changes in valuation allowances	(1.8)	0.2	0.5	(3.0)
Nondeductible items	5.1	4.4	0.7	2.2
Other	(0.9)	(0.4)	0.2	(0.9)
Income tax provision (benefit)	$54.3	$47.5	$(8.3)	$68.7

No provision has been made for United States or foreign income taxes related to approximately $490.5 million of undistributed earnings of foreign subsidiaries at December 31, 2005, as the Company considers these earnings to be permanently reinvested. It was not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

The Predecessor made income tax payments of $43.0 million, net of tax refunds of $4.2 million during the period from January 1, 2003 through November 3, 2003. Through November 3, 2003, a portion of the Predecessor’s United States operations were conducted as part of a United States consolidated federal tax group that generated tax losses. Without the losses generated by other members of the group, the Predecessor would have made additional income tax payments of approximately $51.2 million during the period from January 1, 2003, through November 3, 2003.

The Company has United States federal net operating losses of approximately $140.9 million ($49.3 million tax effect) expiring between 2019 and 2024. A valuation allowance has been established on $23.1 million ($8.1 million tax effect) of certain separate return limitation year amounts, that if released would be credited to goodwill. Management has identified a tax planning strategy that would be implemented prior to 2019 in order to utilize the losses if future taxable income does not otherwise utilize the operating loss carryforwards.

The Company has state net operating loss carryforwards, which could reduce future taxes by $6.5 million. A valuation allowance of $2.0 million has been established for the portion of which realization is uncertain due to relatively short carryforward periods. Implementation of the tax planning strategy for the United States federal losses would also utilize the losses of the states with longer carryforward periods.

The Company has United States foreign tax credit carryforwards of $6.2 million. A full valuation allowance has been established, as it is uncertain that the Company will be eligible to utilize the credits.

11.	Income Tax (continued)

The Company has approximately $97.0 million ($29.1 million tax effect) of U.K. capital loss carryforwards that do not expire. The losses can only be used to offset future capital gains in the U.K. A full valuation allowance has been established pending the recognition of taxable U.K. capital gains.

The Company has a net operating loss carryforward in Brazil of approximately $10.4 million ($3.5 million tax effect) expiring in 2006. A full valuation allowance has been established, as this loss is one year from expiring.

The Company has net operating loss carryforwards in Venezuela of approximately $4.8 million ($1.6 million tax effect) expiring in 2008. A full valuation allowance has been established, as it is uncertain that the Company will utilize the carryforwards.

The Company has other foreign net operating loss carryforwards with approximately $4.4 million tax effect that expire no sooner than 2015, for which no valuation allowance is considered necessary.

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

12.	Debt

Debt consists of the following:

	December 31, 2005	December 31, 2004
Short-term
Checks outstanding and bank overdrafts	$17.9	$16.9
Notes payable to banks	0.9	—
Current maturities of long-term debt	3.8	0.8
	$22.6	$17.7
Long-term
Securitized trade accounts receivable facility	$75.3	$97.3
Term loan A, due November 2009	107.6	218.4
Term loan B, due November 2010	1,081.0	1,081.0
Senior notes, due November 2011	900.7	937.4
Senior subordinated notes, due November 2013	700.7	737.4
Unsecured notes, due May 2008	27.8	27.8
Other	1.4	2.1
	2,894.5	3,101.4
Less: Current portion	3.8	0.8
	$2,890.7	$3,100.6

The weighted-average interest rate on short-term debt was 4.6% and 4.3% at December 31, 2005 and December 31, 2004, respectively.

In connection with the Acquisition, Nalco Company (Nalco), a wholly owned indirect subsidiary of Nalco Holdings LLC, issued senior notes and senior subordinated notes in a private offering and entered into senior secured credit facilities.

On November 4, 2003, Nalco issued senior notes and senior subordinated notes (Notes). The senior notes were issued in the principal amount of $665.0 million and €200.0 million and bear interest at

12.	Debt (continued)

7.75%. The senior subordinated notes were issued in the principal amount of $465.0 million and €200.0 million and bear interest at 8.875% and 9.0%, respectively. Interest is payable semi-annually on May 15 and November 15. The Notes do not have required principal payments prior to maturity. Nalco Holding Company’s and Nalco’s direct and indirect domestic subsidiaries that guarantee its obligations under the senior credit facilities guarantee the Notes.

At its option, Nalco may redeem some or all of the senior notes and senior subordinated notes, beginning November 15, 2007 and November 15, 2008, respectively, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Senior notes		Senior subordinated notes
Period	Redemption Price	Period	U.S. dollar Redemption Price	Euro Redemption Price
2007	103.875%	2008	104.438%	104.500%
2008	101.938%	2009	102.958%	103.000%
2009 and thereafter	100.000%	2010	101.479%	101.500%
		2011 and thereafter	100.000%	100.000%

Nalco may redeem some or all of the senior notes and senior subordinated notes, prior to November 15, 2007 and November 15, 2008, respectively, at a price equal to the principal amount of the notes, plus a specified ‘‘make-whole’’ premium. In addition, on or prior to November 15, 2006, Nalco may redeem up to 35% of each of the senior notes and senior subordinated notes with the proceeds of certain equity offerings.

On November 4, 2003, the Company entered into senior secured credit facilities which provided for a revolving credit facility and three term loans: a $200.0 million term loan A, a €88.0 million term loan A, and a $1,300.0 million term loan B. The senior secured credit facilities are unconditionally guaranteed by Nalco Holdings LLC, Nalco, and certain domestic subsidiaries of Nalco Holdings LLC (collectively, the Guarantors). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the Guarantors. The revolving credit facility, which expires in November 2009, provides for borrowings up to $250 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros. The revolving credit facility also includes borrowing capacity available for letters of credit. The facility bears interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the greater of (1) the prime rate, (2) the three-month certificate of deposit rate plus 0.5%, and (3) the federal funds rate plus 0.5% or (b) LIBOR or EURIBOR plus an applicable margin ranging from 1.0% to 2.5%, depending on the type of borrowing and the leverage ratio of the Company, as defined in the credit agreement. Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.5% on the unused portion of the revolving credit facility. The Company is also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to LIBOR or EURIBOR plus an applicable margin, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees. As of December 31, 2005, the Company had $28.2 million in outstanding letters of credit, none of which had been drawn against.

Term loan A bears interest at the same rate as the revolving credit facility. The applicable margin for borrowings under the term loan B facility is 1.0% with respect to base rate borrowings and 2.0% with respect to LIBOR or Eurocurrency borrowings.

Unlike the term loan A and the revolving credit facility, term loan B is not subject to adjustment based on the leverage ratio (as defined in the credit agreement).

Nalco prepaid $99.0 million of term loan borrowings during 2005 using cash generated from operations. In addition to the $28.6 million of scheduled payments in 2004 under term loan facilities,

12.	Debt (continued)

Nalco repaid an additional $288.3 million using cash generated from operations and $92.0 million in proceeds from an accounts receivable securitization. Nalco also repaid $15.0 million of revolving credit facility borrowings during the year ended December 31, 2004.

At December 31, 2005, the Company had $1,188.6 million outstanding under the senior secured credit facilities with a weighted-average interest rate of 6.30%. The amounts outstanding, as well as the base rates and applicable margins, at December 31, 2005 and December 31, 2004 were as follows:

	2005			2004
	Amount	Weighted Average Base Rate	Applicable Margin	Amount	Weighted Average Base Rate	Applicable Margin
Term loan A (U.S. dollar)	$31.9	7.25%	1.50%	$130.9	2.42%	2.46%
Term loan A (euro)	€64.2	2.53%	2.50%	€64.2	2.19%	2.50%
Term loan B	$1,081.0	4.34%	1.98%	$1,081.0	2.33%	2.00%

The $27.8 million of unsecured notes bear interest at 6.25% with interest payments due on May 15 and November 15. The $1.4 million in other long-term debt at December 31, 2005 was borrowed by two foreign subsidiaries. Of this amount, $1.0 million was borrowed at an interest rate of 10.5%. The remaining $0.4 million is non-interest bearing.

The senior secured credit facilities, senior notes, and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends or repurchase stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change the business of the Company; and enter into hedging contracts. In addition, the Company must maintain financial covenants including a maximum total leverage ratio, minimum interest coverage ratio, and maximum capital expenditure limitation. As of December 31, 2005, the Company was in compliance with all of these covenants.

The following table presents the projected annual maturities of long-term debt for years after 2005:

2006	$3.8
2007	96.5
2008	53.9
2009	57.9
2010	1,081.0
Thereafter	1,601.4
$2,894.5

13.	Leases

The Company leases administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2027. Rent expense totaled $39.1 million, $44.6 million, $9.2 million, and $23.8 million, for the year ended December 31, 2005, the year ended December 31, 2004, the period from November 4, 2003 through December 31, 2003, and the period from January 1, 2003, respectively.

13.	Leases (continued)

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ending December 31

2006	$16.3
2007	13.7
2008	11.4
2009	10.6
2010	18.2
Thereafter	199.4
$269.6

14.	Sale-Leaseback Transaction

In December 2002, the Predecessor entered into an agreement whereby it sold and leased back its corporate headquarters and research facility in Naperville, IL. As a result of the sale, the Predecessor received proceeds of $144.8 million, net of $5.2 million of transaction costs. The related lease was for an initial term of 25 years, and required the Predecessor to make total minimum payments of $264.2 million over the initial lease term. The lease agreement provided for two fixed rate renewal periods of 5 years each and two fair value renewal periods of 5 years each.

The Predecessor’s payment obligations, along with certain other items under the lease agreement, were fully guaranteed by Suez. Because of the guarantee, the Predecessor was precluded from accounting for this transaction as a sale and leaseback of the property and instead accounted for it as a financing, with an effective interest rate of 5.5%. The Predecessor provided a cross guarantee to Suez of any payments made by Suez under its guarantee.

Under the terms of an agreement executed November 4, 2003 between the Company and Leo Holding Company (Leo), a subsidiary of Suez, the Company assigned its rights and obligations under the lease agreement to Leo. Simultaneously, Suez was released from its guarantee, and the Company and Leo entered into an agreement whereby the Company subleases its corporate headquarters and research facility from Leo. The terms of the sublease agreement are generally identical to those of the lease agreement that was assigned to Leo. As a result of these transactions, the leased property, the remaining obligation under the lease assigned to Leo, and the related deferred income taxes were removed from the Company’s balance sheet as part of the allocation of the Acquisition purchase price. The Company accounts for the sublease as an operating lease.

On November 4, 2003, the Company entered into a Reimbursement Agreement with Suez whereby Suez shall reimburse the Company for all contributions the Company makes to the Profit Sharing, Investment and Pay Deferral Plan Trust (see Note 9). Under the terms of the sublease agreement, if Suez fails to pay any of the payments required to be made under the Reimbursement Agreement, the Company shall have the right to set off such overdue amounts against the rent due under the sublease agreement.

15.	Pension and Other Postretirement Benefit Plans

The Company has several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. The principal domestic plan represents approximately 57% of the benefit obligation and 53% of the total fair value of plan assets at December 31, 2005. The Company also provides a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In addition, the Company has defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. In conjunction with the Acquisition, the

15.	Pension and Other Postretirement Benefit Plans (continued)

Company assumed these plans from the Predecessor without amendment. The Company retains the right to change or terminate these benefits, and several amendments were made in 2002 to the principal domestic pension plan and the defined benefit postretirement medical and dental plans.

At the end of 2002, the domestic pension plan was amended such that beginning January 2003, pension benefits no longer accrue for those participants in the pension plan hired or rehired after October 1999 and for those participants hired before November 1999, but with less than five years of vesting service at the end of 2002. However, these participants will continue to earn vesting service. For those participants hired before November 1999 and with more than five years of vesting service, the pension plan was amended to reduce future benefit accruals and to increase the reduction factors for early retirement.

Also during 2002, eligibility for participation in the defined benefit postretirement medical and dental plans was changed from age 55 with at least ten years of service to age 55 with at least ten years of service after age 45. Also, employees with less than five years of service at the end of 2003 will only be provided access to coverage at retirement; the Company will not contribute to the cost of the coverage. The plans were also amended such that retirees and their dependents will be required to pay 50% of plan costs in 2005 and beyond.

Beginning in 2005, a November 30 measurement date is used for the defined benefit plans for pension and other postretirement benefits. A December 31 measurement date had been used in prior years.

15.	Pension and Other Postretirement Benefit Plans (continued)

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans and set forth amounts recognized and not recognized in the balance sheets:

	Pension Benefits
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$775.7	$706.2
Service cost	28.2	27.2
Interest cost	40.2	39.4
Participant contributions	1.4	1.6
Plan amendments	0.4	0.5
Actuarial loss	12.7	27.1
Benefits paid	(35.7)	(49.6)
Other	9.4	1.4
Foreign currency exchange rate changes	(39.2)	21.9
Benefit obligation at end of year	$793.1	$775.7
Change in plan assets
Fair value of plan assets at beginning of year	$354.0	$346.6
Actual return on plan assets	25.7	29.4
Employer contributions	30.0	13.7
Participant contributions	1.4	1.6
Benefits paid	(35.7)	(49.6)
Other	3.2	1.1
Foreign currency exchange rate changes	(19.7)	11.2
Fair value of plan assets at end of year	$358.9	$354.0
Funded status	$(434.2)	$(421.7)
Unrecognized net actuarial loss	20.6	10.9
Unrecognized prior service costs	1.4	0.5
Employer contributions/benefit payments during December	0.9	—
Net amount recognized	$(411.3)	$(410.3)

15.	Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$165.6	$166.6
Service cost	5.5	6.2
Interest cost	8.7	9.3
Participant contributions	5.7	4.5
Plan amendments	(2.2)	(18.5)
Actuarial (gain) loss	(9.6)	8.8
Benefits paid	(11.9)	(11.3)
Benefit obligation at end of year	$161.8	$165.6
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	6.2	6.8
Participant contributions	5.7	4.5
Benefits paid	(11.9)	(11.3)
Fair value of plan assets at end of year	$—	$—
Funded status	$(161.8)	$(165.6)
Unrecognized net actuarial (gain) loss	(0.8)	8.8
Unrecognized prior service costs	(14.9)	(16.7)
Employer contributions/benefit payments during December	0.7	—
Net amount recognized	$(176.8)	$(173.5)

Amounts recognized in the balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Other assets	$2.0	$1.4	$—	$—
Accrued expenses	—	—	(6.0)	(6.0)
Accrued pension/postretirement benefits	(416.4)	(411.7)	(170.8)	(167.5)
Intangible assets	0.5	—	—	—
Accumulated other comprehensive income	2.6	—	—	—
Net amount recognized	$(411.3)	$(410.3)	$(176.8)	$(173.5)

The accumulated benefit obligation for all defined benefit pension plans was $656.7 million and $625.5 million at November 30, 2005 and December 31, 2004, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows:

	2005	2004
Projected benefit obligation	$781.9	$765.8
Accumulated benefit obligation	649.9	619.4
Fair value of plan assets	347.3	342.0

15.	Pension and Other Postretirement Benefit Plans (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2005	2004
Projected benefit obligation	$778.9	$764.3
Accumulated benefit obligation	648.1	618.4
Fair value of plan assets	345.0	340.8

Net pension and other postretirement benefit expense for all defined benefit plans was comprised of:

	Pension Benefits
	Successor Year ended December 31, 2005	Successor Year ended December 31, 2004	Successor November 4, 2003 through December 31, 2003	Predecessor January 1, 2003 through November 3, 2003
Service cost	$28.2	$27.2	$4.6	$19.9
Interest cost	40.2	39.4	6.6	31.1
Expected return on plan assets	(25.1)	(26.9)	(4.5)	(27.1)
Amortization of prior service cost	0.1	—	—	(2.0)
Amortization of net transition asset	—	—	—	(0.1)
Recognized net actuarial loss	—	—	—	12.4
Special termination benefits	—	—	—	1.1
Settlement charge	0.1	0.1	0.1	5.9
Curtailment	0.4	—	(0.2)	2.0
Net benefit expense	$43.9	$39.8	$6.6	$43.2

	Other Postretirement Benefits
	Successor Year ended December 31, 2005	Successor Year ended December 31, 2004	Successor November 4, 2003 through December 31, 2003	Predecessor January 1, 2003 through November 3, 2003
Service cost	$5.5	$6.2	$1.0	$4.3
Interest cost	8.7	9.3	1.6	7.6
Amortization of prior service cost	(4.0)	(1.8)	—	(8.4)
Recognized net actuarial loss	—	—	—	6.0
Net benefit expense	$10.2	$13.7	$2.6	$9.5

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

Based on the proposed regulations issued by CMS in July 2004, the Company concluded that its retiree prescription drug benefit plan was not actuarially equivalent to Medicare Part D coverage and that it did not qualify for the subsidy provided by the Act. However, as a result of the final regulations issued in January 2005, the Company determined that its plan is actuarially equivalent, and the Company will qualify for the subsidy.

15.	Pension and Other Postretirement Benefit Plans (continued)

As a result of qualifying for the subsidy, the accumulated benefit obligation for the Company’s defined postretirement benefit plans other than pensions was reduced by approximately $6.2 million as of January 2005. The interest cost component of other postretirement benefits expense was reduced by $0.3 million for the year ended December 31, 2005.. The reduction in the service cost component was insignificant.

The weighted-average assumptions used for the U.S. defined benefit plans as of the measurement date for each of the last two years were as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rates	5.75%	5.75%	5.75%	5.75%
Rates of increase in compensation levels	3.94%	3.94%	3.87%	3.87%

The weighted-average assumptions used for the foreign defined benefit pension plans as of the measurement date for each of the last two years were as follows:

	2005	2004
Discount rates	4.76%	5.18%
Rates of increase in compensation levels	3.36%	3.36%

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the U.S. defined benefit plans were as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Discount rates	5.75%	6.00%	6.00%	6.75%
Rates of increase in compensation levels:
Pension benefits	3.94%	4.19%	4.19%	4.19%
Other postretirement benefits	3.87%	4.12%	4.12%	4.12%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	9.00%

The weighted-average assumptions used to determine net pension expense for the foreign defined benefit pension plans were as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2004	January 1, 2003 through November 3, 2003
Discount rates	5.17%	5.42%	5.43%	5.74%
Rates of increase in compensation levels	3.36%	3.35%	3.71%	3.40%
Expected long-term return on plan assets	6.74%	8.15%	7.97%	7.75%

The assets in the Company’s principal domestic pension plan are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. A similar approach to assessing investment risk and obtaining reasonable investment returns is employed for the foreign pension plans.

15.	Pension and Other Postretirement Benefit Plans (continued)

The assets in the principal domestic pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 64% equity and 36% fixed income. Other assets such as real estate, hedge funds and private equity may be used judiciously to enhance portfolio returns and diversification.

For the fiscal years ended December 31, 2005 and December 31, 2004, the plan had an immaterial amount of assets invested in these alternative investment classes. The foreign pension plans have comparable asset allocations to the principal domestic plan, with some variances for local practices.

The expected long-term rate of return is established using historical market data for each asset class as well as the target allocation. Historical markets are analyzed and long-term historical relationships between equity and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility will generate a greater return over the long run. Active management is employed in most asset classes, which also contributes to the return assumption. The total weighted-average return on each asset class supports the Company’s long-term expected rate of return assumption.

The percentages of each major class of plan assets held by the Company’s principal domestic defined benefit pension plan as of the measurement date for each of the last two years and target allocations were as follows:

	Actual		Target Allocations
	2005	2004	2005	2004
Equity securities	67.6%	64.8%	64.3%	64.3%
Fixed income securities	31.7	33.7	35.7	35.7
Cash	0.7	1.5	—	—
	100.0%	100.0%	100.0%	100.0%

The assumed health care cost trend rates used as of the measurement date for each of the last two years were as follows:

	2005	2004
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.7	$(0.6)
Effect on postretirement benefit obligation	7.2	(6.9)

The Company expects to contribute $66.6 million to its pension plans and $8.2 million to its other defined postretirement benefit plans in 2006.

15.	Pension and Other Postretirement Benefit Plans (continued)

The following estimated future benefit payments are expected to be paid in the years indicated:

Year	Pension Benefits	Other Postretirement Benefits
2006	$39.4	$8.2
2007	36.6	8.9
2008	39.7	9.4
2009	38.9	9.9
2010	42.6	10.3
2011-2015	275.4	57.4

16.	Equity Compensation Plans

Nalco Holding Company, the Company’s indirect parent company, adopted the Nalco Holding Company 2004 Stock Incentive Plan (the ‘‘Plan’’) to aid the Company in recruiting and retaining key employees, directors and consultants and to motivate them to exert their best efforts on behalf of the Company. The Plan permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards for up to 7.5 million shares of common stock.

A total of 76,260 stock options were granted during the year ended December 31, 2005. The options, which have a contractual term of 10 years, vest ratably over 4 years, beginning on the first anniversary of the grant date and on each of the three subsequent anniversary dates. The exercise price and grant-date fair value of each option was $17.25 and $6.22, respectively. The exercise price represented the market price of Nalco Holding Company common stock on the date of grant. The grant-date fair value of the options was estimated using the Black-Scholes option-pricing model, using an expected option life of 6.25 years, a risk-free interest rate of 3.88%, an expected volatility of 30.3%, and an expected dividend yield of 0.5%.

Because Nalco Holding Company has been a public company only since November 2004, there is limited historical data on the volatility of its common stock. As a result, the expected volatility was estimated based on the average volatility of the common stock of a peer group of companies. Since historical information concerning option exercise behavior by the Company’s employees was non-existent and such information was not readily available from a peer group of companies, the expected option life was estimated using the ‘‘simplified method’’ permitted by Staff Accounting Bulletin No. 107 issued by the United States Securities and Exchange Commission.

As of December 31, 2005, all 76,260 options granted in 2005 were outstanding, but none was vested.

A total of 18,000 restricted stock units were granted to non-management directors during the year ended December 31, 2005. These restricted stock units vest into unrestricted shares of Nalco Holding Company common stock on the second anniversary of the grant date if the director continues to serve as a director. Since the directors cannot convert the restricted stock units into shares of common stock until the requisite service period has been completed, the restricted stock units are similar to nonvested shares, and their fair value is determined based on the market price of Nalco Holding Company’s stock on the grant date.

The weighted-average grant-date fair value of restricted stock units granted during 2005 was $19.18. There were 16,000 restricted stock units outstanding at December 31, 2005, as 2,000 restricted stock units with a grant-date fair value of $20.05 were cancelled during 2005 when the director to whom those restricted stock units were granted resigned.

Nalco LLC, the Company’s ultimate parent company, established the Nalco LLC 2004 Unit Plan (the ‘‘Unit Plan’’) for purposes of (i) attracting and retaining exceptional officers and other key employees, non-employee directors and consultants of Nalco LLC and the Company and (ii) enabling such individuals to acquire an equity interest in Nalco LLC and to participate in the long-term growth and financial success of Nalco LLC and the Company.

16.	Equity Compensation Plans (continued)

During 2004, Nalco LLC granted certain officers and key employees of the Company rights to purchase a designated number of one or more classes of equity interests (‘‘Units’’) in Nalco LLC. Those officers and key employees who elected to purchase such Units did so at the Units’ fair value, discounted for any vesting provisions, as determined by a valuation consultant, since Nalco LLC is a private company and there is no public market for its shares.

The Units subject to the Plan include class A, class B, class C, and class D Units. The class A Units are fully vested at the time of purchase by an employee and have economic characteristics that are similar to those of shares of common stock in a private corporation. The class B, class C, and class D Units are subject to vesting provisions, meaning that in order for such Units to be entitled to distributions or other benefits, an employee will have to continue to provide services for a certain period of time. However, with respect to the class C and class D Units, such vesting will be accelerated if the Company achieves certain EBITDA performance targets. The Units also become fully vested 18 months after a change in control of the Company, subject to certain other conditions.

The methods employed to value the class A Units were the guideline public company method, using multiples of EBITDA and sales, and the income approach, using the discounted free cash flow method. The class B, class C, and class D Units are essentially structured as options and were valued using the Black-Scholes option pricing model. The expected option life, risk-free interest rate, expected annual volatility, and dividend yield used to calculate the fair value of the Units was 6.0 years, 3.15%, 19.6%, and 0.0%, respectively. The expected annual volatility was estimated using a group of guideline public companies as a proxy, since the Units are not publicly traded. A minority interest discount and various marketability discounts also affected the fair value of the class B, class C, and class D Units.

Though Nalco Holding Company and Nalco LLC established the Plan and the Unit Plan, respectively, the Company will account for the Plan and the Unit Plan since their economic substance is substantially the same for the Company and its employees.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company elected to adopt SFAS No. 123(R) as of October 1, 2004, using the modified-prospective transition method. Compensation cost charged to earnings for equity compensation plans was $0.3 million and $0.1 million for the years ended December 31, 2005 and December 31, 2004, respectively. Compensation cost is recognized ratably over the estimated requisite service periods that the respective equity instruments vest. No share-based compensation was charged to earnings by the Successor during the period from November 4, 2003 through December 31, 2003 or by the Predecessor during the period from January 1, 2003 through November 3, 2003, since no share-based compensation plans existed during those periods.

As a result of the purchase of Units under the Unit Plan by key officers and employees, the Company received an additional contribution of capital of $8.1 million from Nalco LLC in 2004.

17.	Unitholder’s Equity

Unitholder’s equity consists of the following:

	December 31, 2005	December 31, 2004
Capital account	$1,013.2	$1,012.9
Accumulated deficit	(60.1)	(128.3)
Accumulated other comprehensive income	80.1	133.1
	$1,033.2	$1,017.7

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. There were 100 Units issued and outstanding at December 31, 2005 and 2004.

At December 31, 2003, Nalco Investment Holdings LLC was the sole member of the Company and owned all outstanding Units as a result of its $1,001.9 million capital contribution to the Company on November 4, 2003. On January 14, 2005, Nalco Investment Holdings LLC contributed its 100% interest in Nalco Holdings LLC in exchange for a 100% interest in a newly formed company, Nalco Finance Holdings LLC. As of that date, Nalco Finance Holdings LLC became the direct parent company of Nalco Holdings LLC.

During the year ended December 31, 2004, the Company received additional capital contributions of $11.0 million from its direct parent company, Nalco Finance Holdings LLC. This primarily resulted from $9.3 million of capital contributions received by the Company’s ultimate parent company, Nalco LLC, comprised of an additional equity investment of $1.2 million by Dr. William H. Joyce and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2005 Unit Plan. The remaining $1.7 million represented a portion of the proceeds from senior discount notes issued by Nalco Finance Holdings LLC in January 2004.

18.	Financial Instruments and Risk Management

The Company and its Predecessor have used derivatives to fix the cost of issuing debt and to manage well-defined interest rate and foreign exchange exposures. For derivative instruments not designated as hedging instruments, the unrealized gain or loss is recognized in other income (expense) in current earnings during the period of change.

Notional Amount and Credit Exposures of Derivatives

The notional amounts of derivatives discussed below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate primarily to interest rates and foreign exchange rates.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

Interest Rate Risk Management

Interest rate swap agreements were used by the Predecessor to reduce the potential impact of increases in interest rates on floating rate debt. During 2001, the Predecessor entered into an interest rate swap agreement with a former related party. This interest rate swap was designated as a hedge of future cash flows related to certain variable interest rate borrowings. Changes in fair value of the interest rate swap were recognized in other comprehensive income and subsequently reclassified into interest expense as payments became due and the swap approached maturity.

During the third quarter of 2003, it became probable that the future interest payments hedged by the swap would not be made because it was expected that the related debt would be repaid immediately

18.	Financial Instruments and Risk Management (continued)

before the sale of the Predecessor during the fourth quarter of 2003. As a result, the Predecessor discontinued accounting for the swap as a hedge, and a $10.9 million pretax loss reported in accumulated other comprehensive income was reclassified to earnings during the third quarter 2003. The swap was terminated in October 2003, ultimately resulting in a pretax loss of $10.4 million that was reported in other income (expense) for the period January 1, 2003 through November 3, 2003.

Foreign Exchange Risk Management

The Company and its Predecessor have used various types of foreign exchange contracts, including currency swaps and forward exchange contracts, to manage foreign exchange risk. In addition, the Company uses certain foreign currency debt as a hedge of the foreign currency exposure of a portion of its net investment in foreign operations.

Upon issuance, the Company designated the €200.0 million senior notes, the €200.0 million senior subordinated notes, and the €88.0 million term loan as a hedge of its net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of the Company’s net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The Company formally assesses, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. A gain of $53.4 million (net of income taxes of $31.9 million) was reported as a component of other comprehensive income within the accumulated foreign currency translation adjustment account for the year ended December 31, 2005. Losses of $28.2 million (net of income taxes of $16.5 million) and $29.4 million (net of income taxes of $18.0 million) were reported as a component of other comprehensive loss within the accumulated foreign currency translation adjustment account for the year ended December 31, 2004 and the period from November 4, 2003 through December 31, 2003, respectively. No hedge ineffectiveness was recorded in income.

The Company’s forward exchange contracts at December 31, 2005 and 2004 were designated as cash flow hedges of the variability of the cash flows from certain intercompany foreign currency loans and forecasted 2005 royalty payments due to changes in foreign exchange rates. The fair value of these contracts was a net liability of $0.1 million and $1.3 million at December 31, 2005 and December 31, 2004, respectively.

In October 2003, the Predecessor terminated three currency swap agreements when the intercompany foreign currency loans they were hedging were settled. The gain on the termination of the swaps was not material.

19.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents and short-term debt

The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt

The fair value of the Company’s senior notes and senior subordinated notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under the Company’s senior

19.	Fair Value of Financial Instruments (continued)

secured credit facilities is considered to approximate fair value because interest accrues at rates which fluctuate with interest rate trends. The carrying value of other long-term debt outstanding, other than the 6.25% fixed rate unsecured notes, also approximates fair value due to the variable nature of their interest rates.

The fair value of the 6.25% fixed rate unsecured notes was based on the quoted market price for similar debt instruments.

Derivatives

The fair value of derivatives, including foreign currency forward exchange contracts, was estimated based on current settlement prices and quoted market prices of comparable contracts and represents their carrying values.

The following table presents the carrying amounts and fair values of financial instruments as of the end of the last two years:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$30.8	$30.8	$33.2	$33.2
Forward exchange contracts	0.8	0.8	—	—
Liabilities
Short-term debt	$22.6	$22.6	$17.7	$17.7
Long-term debt	2,890.7	2,971.4	3,100.6	3,268.4
Forward exchange contracts	0.9	0.9	1.3	1.3

20.	Business Optimization Expenses

In addition to the Company’s plan to exit or restructure certain activities that was formulated in conjunction with the Acquisition, the Company is continuing to redesign and optimize its business and work processes. Business process optimization expenses, representing mostly employee severance and related costs, were $25.6 million and $1.7 million for the years ended December 31, 2005 and December 31, 2004, respectively.

During 2002, the Predecessor began a program to realign its support for the petroleum, petrochemical, pulp, and paper industries to provide one-stop process improvement and water treatment sales and service to these key customers. As a result, the Predecessor and the Company incurred expenses during 2002 and 2003, which consisted primarily of severance, outplacement, and employee relocations, for about 100 personnel.

As a result of acquiring Exxon’s interest in the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture in 2001, the Predecessor incurred costs related to integrating the operations of the joint venture with those of the Predecessor. Certain costs totaling $6.0 million, which were related to the integration, including severance, employee relocations, and assets impairments, were accrued as a liability on the date of acquisition.

The Predecessor also incurred consulting and other expenses that were charged to business optimization expenses during 2002 and 2003.

20.	Business Optimization Expenses (continued)

Business optimization expenses were comprised of the following:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Business process optimization	$25.6	$1.7	$—	$—
2002 business realignment	—	—	0.8	18.8
Nalco/Exxon integration	—	—	—	1.5
	$25.6	$1.7	$0.8	$20.3

All Predecessor business optimization plans were completed as of December 31, 2003.

21.	Summary of Other Income (Expense)

The components of other income (expense), net in the statement of operations include the following:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Gain (loss) on sale of business	$—	$—	$—	$(5.2)
Suez management fees	—			(2.9)
Sponsor monitoring fees	—	(11.2)	(1.8)	—
Sponsor monitoring agreement termination fee	—	(35.0)	—	—
Franchise taxes	(1.4)	(2.2)	(0.5)	(0.3)
Equity in earnings of unconsolidated subsidiaries	1.6	3.2	0.4	2.0
Foreign currency exchange adjustments	5.2	(1.5)	(0.9)	3.0
Swap settlement	—	—	—	(10.4)
Other income (expense), net	(1.4)	3.4	—	(3.5)
	$4.0	$(43.3)	$(2.8)	$(17.3)

22.	Related Party Transactions

The Company paid certain costs on behalf of Nalco Holding Company in connection with its initial public offering of common stock in 2004 and a secondary offering in 2005. The Company had a receivable of $2.5 million and $0.7 million from Nalco Holding Company for these costs at December 31, 2005 and December 31, 2004, respectively, which was classified with other noncurrent assets. Interest earned on this receivable was $0.1 million during the year ended December 31, 2005.

The Company borrowed certain excess cash amounts from Nalco Holding Company during the year ended December 31, 2004, and interest expense on these borrowings was $0.3 million.

On November 4, 2003, the Company entered into a Monitoring Fee Agreement with affiliates of the Sponsors for monitoring, advisory and consulting services in relation to the affairs of the Company, including debt and equity offerings, relationships with bankers and lenders, corporate strategy, acquisitions and dispositions, and other matters as may be requested. The Company agreed to pay an annual monitoring fee of at least $10.0 million for these services. The fee could be increased depending on the Company’s earnings. During the year ended December 31, 2004 and the period from November 4, 2003 through December 31, 2003, the Company paid $11.2 million and $1.8 million, respectively, for these services.

22.	Related Party Transactions (continued)

In connection with the public offering of common stock by the Company’s indirect parent company, Nalco Holding Company, in November 2004, the Company amended and restated the Monitoring Fee Agreement, pursuant to which the Company terminated the monitoring services provided to the Company by the Sponsors’ affiliates. A termination fee of $35.0 million was paid to the Sponsors’ affiliates, which was charged to other income (expense). The amended and restated agreement will provide the Sponsors’ affiliates with a right of first refusal to provide us with financial advisory services in exchange for mutually agreeable compensation. This right of first refusal will terminate when the Sponsors directly or indirectly hold less than 5% of Nalco Holding Company’s outstanding common stock.

As part of the Acquisition, the Company executed a Transaction Fee Agreement whereby the Company agreed to pay affiliates of the Sponsors for the financial and structural analysis, due diligence investigations, other advice and negotiation assistance necessary in order to enable the Acquisition to be consummated. Pursuant to this agreement, the Company paid affiliates of the Sponsors a transaction fee of $75.0 million during the period from November 4, 2003 through December 31, 2003. The Company also reimbursed affiliates of the Sponsors $1.1 million for miscellaneous expenses incurred in connection with the Acquisition. The transaction fee and expense reimbursement were capitalized and included as part of the purchase price.

The Predecessor provided certain manufacturing and selling services to other subsidiaries of Suez. Amounts earned by the Predecessor for the period from January 1, 2003 through November 3, 2003 were $0.3 million. In addition, the Predecessor paid Suez management fees of $2.9 million for the period from January 1, 2003 through November 3, 2003.

The Predecessor lent funds to various other subsidiaries of Suez. Interest earned from related companies was $1.0 million for the period from January 1, 2003 through November 3, 2003.

The Predecessor also borrowed funds from other subsidiaries of Suez. Interest expense to related companies was $13.5 million for the period from January 1, 2003 through November 3, 2003.

The Predecessor was a counterparty to an interest rate swap agreement with a subsidiary of Suez. The swap was terminated in October 2003, resulting in a pretax charge of $10.4 million during the period from January 1, 2003 through November 3, 2003.

23.	Segment Information

The Company provides integrated water treatment and process improvement services for industrial and institutional applications, using technologically advanced solutions, combining chemical products and equipment, and consistent, reliable on-site service and expertise. These solutions and services enable the Company’s customers to improve production yields, lower manufacturing costs, extend asset lives and maintain environmental standards at costs that represent a small share of their overall production expense.

The Company is organized based on the end markets it serves. The organization is comprised of the following reportable segments:

Industrial and Institutional Services — This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services — This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services — This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other — This segment serves the alternative channels to market, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes the Company’s subsidiary in India and the Katayama Nalco joint venture.

23.	Segment Information (continued)

The Company evaluates the performance of its segments based on ‘‘direct contribution’’, which is defined as net sales, less cost of product sold (excluding variances to standard costs), selling and service expenses, marketing expenses and research expenses directly attributable to each segment. There are no intersegment revenues. Prior year data have been reclassified between segments to conform to the current year presentation.

Net sales by reportable segment were as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Industrial and Institutional Services	$1,493.6	$1,396.1	$213.8	$1,063.2
Energy Services	897.1	806.6	123.7	596.4
Paper Services	699.0	662.9	104.3	518.5
Other	222.7	167.7	18.3	128.4
Net sales	$3,312.4	$3,033.3	$460.1	$2,306.5

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
Segment direct contribution:
Industrial and Institutional Services	$364.3	$353.5	$47.7	$270.9
Energy Services	191.0	173.5	23.8	131.1
Paper Services	136.0	155.8	23.4	120.2
Other	(66.5)	(78.1)	(23.1)	(49.3)
Total segment direct contribution	624.8	604.7	71.8	472.9
Expenses not allocated to segments:
Administrative expenses	173.3	188.9	36.3	181.7
Impairment of goodwill	—	—	—	244.4
Amortization of intangible assets	81.6	96.3	15.4	68.9
In-process research and development	—	122.3	—	—
Business optimization expenses	25.6	1.7	0.8	20.3
Operating earnings (loss)	344.3	195.5	19.3	(42.4)
Other income (expense), net	4.0	(43.3)	(2.8)	(17.3)
Interest income	8.5	10.1	0.6	7.1
Interest expense	(258.0)	(213.2)	(49.6)	(32.7)
Earnings (loss) before income taxes	$98.8	$(50.9)	$(32.5)	$(85.3)

The Company has a single supply chain organization that serves all the reportable segments. As such, asset and capital expenditure information by reportable segment has not been reported and is not available, since the Company does not produce such information internally. In addition, although depreciation expense is a component of each reportable segment’s direct contribution, it is not discretely identifiable.

23.	Segment Information (continued)

Net sales by geographic region were as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
United States	$1,494.3	$1,375.8	$212.0	$1,110.6
Other countries	1,818.1	1,657.5	248.1	1,195.9
	$3,312.4	$3,033.3	$460.1	$2,306.5

Long-lived assets by geographic region were as follows:

	December 31, 2005	December 31, 2004
United States	$2,686.9	$2,902.9
Other countries	1,817.9	1,999.8
	$4,504.8	$4,902.7

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets. There were no sales from a single foreign country that were material to the consolidated net sales of the Company or the combined net sales of the Predecessor.

24.	Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, contract, intellectual property, product liability, employee, environmental and other matters. Historically, these matters have not had a material impact on the consolidated financial position of the Company. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company is also remediating a small ground contamination it discovered at its plant in Colombia. The Company’s financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company’s liability becomes probable and when costs can be reasonably estimated.

The Company’s undiscounted reserves for known environmental clean up costs were $2.2 million at December 31, 2005.

These environmental reserves represent management’s current estimate of its proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company’s liquidity position. Expenditures for the year ended December 31, 2005, relating to environmental compliance and clean up activities, were not significant.

24.	Contingencies and Litigation (continued)

The Company has been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials and the claimed presence of hazardous substances at its plants. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on the Company’s business historically and the Company does not anticipate these matters to present any material risk to the Company’s business in the future. Notwithstanding, the Company cannot predict the outcome of any such lawsuits or the involvement the Company might have in these matters in the future.

The U.K. Health and Safety Executive (‘‘HSE’’) has sent notice that it intends to initiate legal proceedings against the Company’s U.K. subsidiary under the Health and Safety at Work Act. The place of these proceedings is not indicated in the notice. This notice references a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The HSE indicates that the proceedings will relate to the cleaning of these cooling towers. The Company has not received any specific charges or claims for relief, but will, in any event, defend and refute any contention that it has violated any law.

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

25.	Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
2005
Net sales	$777.6	$836.3	$834.9	$863.6
Cost of product sold	412.4	479.9	457.6	480.8
Business optimization expenses	0.8	17.0	3.5	4.3
Earnings (loss) before income taxes	30.3	(0.6)	45.8	52.7
Net earnings (loss)	16.1	(2.1)	23.2	31.0

	First Quarter(2)	Second Quarter(3)	Third Quarter	Fourth Quarter (4)
2004
Net sales	$713.3	$740.4	$774.2	$805.4
Cost of product sold	374.4	372.2	401.3	430.5
Business optimization expenses	—	—	—	1.7
Earnings (loss) before income taxes	(115.0)	29.9	41.3	(7.1)
Net earnings (loss)	(119.0)	12.4	12.4	(10.0)

(1)	Earnings (loss) before income taxes includes a $10.7 million charge ($6.6 million after tax) for inventory write-offs.

25.	Quarterly Results of Operations (Unaudited) (continued)

(2)	Earnings (loss) before income taxes includes a $122.3 million charge ($122.3 million after tax) for purchased in-process research and development and a $14.1 million charge ($9.8 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

(3)	Earnings (loss) before income taxes includes a $0.4 million charge ($0.3 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

(4)	Earnings (loss) before income taxes includes a $35.0 million charge ($21.8 million after tax) for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors and a $0.1 million charge ($0.1 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

26.	Supplemental Guarantor Condensed Financial Information

In connection with the Acquisition, Nalco Holdings LLC (presented as Parent in the following tables), through its wholly-owned subsidiary, Nalco Company (presented as Issuer in the following tables), issued senior notes and senior subordinated notes as further described in Note 12. The senior notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Nalco Holdings LLC and substantially all existing and future wholly owned restricted domestic subsidiaries of Nalco Company (collectively, the ‘‘Guarantors’’). All other subsidiaries of Nalco Holdings LLC, whether direct or indirect, do not guarantee the senior notes and senior subordinated notes (‘‘Non-Guarantors’’). The Guarantors also unconditionally guarantee the Company's borrowings under the senior secured credit facilities on a senior secured basis.

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

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$—	$1.7	$29.1	$—	$30.8
Trade accounts receivable	—	(13.6)	6.5	629.4	—	622.3
Inventories — finished products	—	64.6	45.1	132.9	—	242.6
Inventories — materials & work in process	—	15.0	11.5	44.1	—	70.6
Other receivables from related parties	—	24.8	225.4	41.1	(291.3)	—
Prepaid expenses, taxes, and other current assets	—	24.1	13.8	45.2	—	83.1
Total Current Assets	—	114.9	304.0	921.8	(291.3)	1,049.4
Property, plant, and equipment, net	—	218.1	142.9	394.3	—	755.3
Investment in subsidiaries	1,044.4	2,499.0	367.9	—	(3,911.3)	—
Goodwill	—	654.9	308.6	1,233.2	—	2,196.7
Intangibles	—	1,014.4	47.9	165.2	—	1,227.5
Other receivables from related parties	—	—	309.4	173.3	(482.7)	—
Other assets	—	268.4	18.3	38.6	—	325.3
Total Assets	$1,044.4	$4,769.7	$1,499.0	$2,926.4	$(4,685.3)	$5,554.2
Accounts payable	$—	$87.0	$44.9	$153.5	—	$285.4
Short-term debt	—	6.2	1.0	15.4	—	22.6
Other current liabilities	—	57.4	35.2	143.8	(1.3)	235.1
Intercompany accounts payable	—	155.9	38.2	95.9	(290.0)	—
Total Current Liabilities	—	306.5	119.3	408.6	(291.3)	543.1
Long-term debt	—	2,814.7	—	76.0	—	2,890.7
Deferred income taxes	—	303.5	1.0	76.2	—	380.7
Accrued pension benefits	—	227.9	42.4	146.1	—	416.4
Intercompany notes payable-long term	—	482.7	—	—	(482.7)	—
Other liabilities	—	231.8	26.7	20.4	—	278.9
Total Other Liabilities	—	4,060.6	70.1	318.7	(482.7)	3,966.7
Minority Interest	11.2	—	—	11.2	(11.2)	11.2
Unitholder’s/Shareholders’ Equity	1,033.2	402.6	1,309.6	2,187.9	(3,900.1)	1,033.2
Total Liabilities and Unitholder’s/ Shareholders’ Equity	$1,044.4	$4,769.7	$1,499.0	$2,926.4	$(4,685.3)	$5,554.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$1.3	$0.8	$31.1	$—	$33.2
Trade accounts receivable	—	(16.4)	4.4	606.2	—	594.2
Inventories — finished products	—	70.6	47.8	127.0	—	245.4
Inventories — materials & work in process	—	13.9	15.6	38.6	—	68.1
Notes receivable from related parties	—	17.4	133.7	24.3	(175.4)	—
Other receivables from related parties	—	1.2	296.4	95.4	(393.0)	—
Prepaid expenses, taxes, and other current assets	—	36.4	6.9	46.8	—	90.1
Total Current Assets	—	124.4	505.6	969.4	(568.4)	1,031.0
Property, plant, and equipment, net	—	270.4	152.3	424.6	—	847.3
Investment in subsidiaries	1,031.8	2,437.6	368.9	—	(3,838.3)	—
Goodwill	—	719.3	318.2	1,330.8	—	2,368.3
Intangibles	—	1,047.6	58.6	217.4	—	1,323.6
Other assets		300.1	19.9	43.5	—	363.5
Total Assets	$1,031.8	$4,899.4	$1,423.5	$2,985.7	$(4,406.7)	$5,933.7
Accounts payable	$—	$77.4	$39.9	$144.6	$—	$261.9
Short-term debt	—	4.2	0.4	13.1	—	17.7
Other current liabilities	—	50.5	62.6	198.6	—	311.7
Intercompany accounts payable	—	53.7	35.9	85.8	(175.4)	—
Total Current Liabilities	—	185.8	138.8	442.1	(175.4)	591.3
Long-term debt	—	3,002.1	—	98.5	—	3,100.6
Deferred income taxes	—	401.0	(2.6)	103.1	—	501.5
Accrued pension benefits	—	226.4	37.2	148.1	—	411.7
Intercompany notes payable-long term	—	391.6	—	1.4	(393.0)	—
Other liabilities	—	241.9	27.3	27.6	—	296.8
Total Other Liabilities	—	4,263.0	61.9	378.7	(393.0)	4,310.6
Minority Interest	14.1	—	—	14.1	(14.1)	14.1
Unitholder’s/ Shareholders’ Equity	1,017.7	450.6	1,222.8	2,150.8	(3,824.2)	1,017.7
Total Liabilities and Unitholder’s/ Shareholders’ Equity	$1,031.8	$4,899.4	$1,423.5	$2,985.7	$(4,406.7)	$5,933.7

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2005 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,162.2	$617.8	$1,843.2	$(310.8)	$3,312.4
Operating costs and expenses:
Cost of product sold	—	757.6	407.2	976.7	(310.8)	1,830.7
Selling, administrative, and research expenses	—	388.5	115.3	526.4	—	1,030.2
Amortization of intangible assets	—	33.4	10.6	37.6	—	81.6
Business optimization expenses	—	4.8	0.3	20.5	—	25.6
Total operating costs and expenses	—	1,184.3	533.4	1,561.2	(310.8)	2,968.1
Operating earnings (loss)	—	(22.1)	84.4	282.0	—	344.3
Other income (expense), net	73.9	138.1	27.4	(71.1)	(164.3)	4.0
Interest income	—	6.3	12.5	43.4	(53.7)	8.5
Interest expense	—	(260.2)	(14.0)	(8.1)	53.7	(228.6)
Earnings (loss) before income taxes	73.9	(137.9)	110.3	246.2	(164.3)	128.2
Income tax provision (benefit)	—	(36.1)	17.2	73.2	—	54.3
Minority interests	(5.7)	—	—	(5.7)	5.7	(5.7)
Net earnings (loss)	$68.2	$(101.8)	$93.1	$167.3	$(158.6)	$68.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2004 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,082.7	$545.8	$1,679.0	$(274.2)	$3,033.3
Operating costs and expenses:
Cost of product sold	—	653.3	337.3	862.0	(274.2)	1,578.4
Selling, administrative, and research expenses	—	416.6	117.0	505.5	—	1,039.1
Amortization of intangible assets	—	38.2	13.0	45.1	—	96.3
In-process research and development	—	108.6	13.7	—	—	122.3
Business optimization expenses	—	—	—	1.7	—	1.7
Total operating costs and expenses	—	1,216.7	481.0	1,414.3	(274.2)	2,837.8
Operating earnings (loss)	—	(134.0)	64.8	264.7	—	195.5
Other income (expense), net	(98.4)	45.4	34.2	(75.5)	51.0	(43.3)
Interest income	—	8.6	5.3	15.6	(19.4)	10.1
Interest expense	—	(222.1)	(4.9)	(5.6)	19.4	(213.2)
Earnings (loss) before income taxes	(98.4)	(302.1)	99.4	199.2	51.0	(50.9)
Income tax provision (benefit)	—	(37.2)	10.1	74.4	0.2	47.5
Minority interests	(5.8)	—	—	(5.8)	5.8	(5.8)
Net earnings (loss)	$(104.2)	$(264.9)	$89.3	$119.0	$56.6	$(104.2)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
For the Period from November 4, 2003 through December 31, 2003 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$159.5	$84.7	$252.9	$(37.0)	$460.1
Operating costs and expenses:
Cost of product sold	—	88.7	53.1	145.1	(37.0)	249.9
Selling, administrative, and research expenses	0.4	66.2	24.4	83.7	—	174.7
Amortization of intangible assets	—	6.2	2.1	7.1	—	15.4
Business optimization expenses	—	—	—	0.8	—	0.8
Total operating costs and expenses	0.4	161.1	79.6	236.7	(37.0)	440.8
Operating earnings (loss)	(0.4)	(1.6)	5.1	16.2	—	19.3
Other income (expense), net	(23.9)	5.9	5.2	(94.4)	104.4	(2.8)
Interest income	—	0.5	0.6	0.4	(0.9)	0.6
Interest expense	—	(49.6)	(0.2)	(0.7)	0.9	(49.6)
Earnings (loss) before income taxes	(24.3)	(44.8)	10.7	(78.5)	104.4	(32.5)
Income tax provision (benefit)	(0.2)	(8.9)	1.7	(0.9)	—	(8.3)
Minority interests	0.1	—	—	0.1	(0.1)	0.1
Net earnings (loss)	$(24.0)	$(35.9)	$9.0	$(77.5)	$104.3	$(24.1)

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Operations
For the Period from January 1, 2003 through November 3, 2003 (Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Net sales	$858.2	$421.4	$1,208.5	$(181.6)	$2,306.5
Operating costs and expenses:
Cost of product sold	468.1	246.9	589.5	(181.6)	1,122.9
Selling, administrative, and research expenses	383.9	123.7	384.8	—	892.4
Impairment of goodwill	244.4	—	—	—	244.4
Amortization of intangible assets	62.5	6.4	—	—	68.9
Business optimization expenses	14.6	0.5	5.2	—	20.3
Total operating costs and expenses	1,173.5	377.5	979.5	(181.6)	2,348.9
Operating earnings (loss)	(315.3)	43.9	229.0	—	(42.4)
Other income (expense), net	68.6	42.1	(72.9)	(55.1)	(17.3)
Interest income	4.4	4.5	1.7	(3.5)	7.1
Interest expense	(26.5)	(1.3)	(8.4)	3.5	(32.7)
Earnings (loss) before income taxes	(268.8)	89.2	149.4	(55.1)	(85.3)
Income tax provision	0.7	15.3	52.7	—	68.7
Minority interests	—	—	(4.2)	—	(4.2)
Net earnings (loss)	$(269.5)	$73.9	$92.5	$(55.1)	$(158.2)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2005 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$68.2	$(101.8)	$93.1	$167.3	$(158.6)	$68.2
Non-cash adjustments	(68.2)	15.4	52.9	114.4	129.9	244.4
Changes in operating assets and liabilities	—	80.1	(93.4)	(97.5)	—	(110.8)
Net cash provided by (used for) operating activities	—	(6.3)	52.6	184.2	(28.7)	201.8
Investing activities
Acquisition of Ondeo Nalco Group	—	(3.2)	—	—	—	(3.2)
Additions to property, plant, and equipment, net	—	(5.1)	(8.8)	(60.7)	—	(74.6)
Other investing activities	—	(3.4)	(37.8)	(140.5)	181.8	0.1
Net cash provided by (used for) investing activities	—	(11.7)	(46.6)	(201.2)	181.8	(77.7)
Financing activities
Cash dividends	—	—	(6.3)	(22.4)	28.7	—
Net borrowings (repayments) of debt	—	18.0	1.1	(17.6)	(120.1)	(118.6)
Capital contributions	—	—	—	61.7	(61.7)	—
Other financing activities	—	(1.3)	0.1	(6.1)	—	(7.3)
Net cash provided by (used for) financing activities	—	16.7	(5.1)	15.6	(153.1)	(125.9)
Effect of exchange rate changes on cash	—	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash	—	(1.3)	0.9	(2.0)	—	(2.4)
Cash at beginning of period	—	1.3	0.8	31.1	—	33.2
Cash at end of period	$—	$—	$1.7	$29.1	$—	$30.8

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$(104.2)	$(264.9)	$89.3	$119.0	$56.6	$(104.2)
Non-cash adjustments	104.5	216.0	59.5	86.6	(98.4)	368.2
Changes in operating assets and liabilities	(4.0)	114.8	4.0	(141.6)	—	(26.8)
Net cash provided by (used for) operating activities	(3.7)	65.9	152.8	64.0	(41.8)	237.2
Investing activities
Acquisition of Ondeo Nalco Group	(0.3)	25.6	—	—	—	25.3
Business purchases/sales, net	(11.0)	(6.2)	(0.3)	(0.1)	15.3	(2.3)
Additions to property, plant, and equipment, net	—	(23.9)	(6.0)	(61.9)	—	(91.8)
Other investing activities	—	118.9	(29.7)	(96.1)	2.8	(4.1)
Net cash provided by (used for) investing activities	(11.3)	114.4	(36.0)	(158.1)	18.1	(72.9)
Financing activities
Cash dividends	—	—	(31.4)	(10.4)	41.8	—
Net borrowings (repayments) of debt	—	(212.5)	(86.9)	60.2	(2.8)	(242.0)
Capital contributions	11.0	11.0	0.5	3.8	(15.3)	11.0
Other financing activities	—	—	—	(0.9)	—	(0.9)
Net cash provided by (used for) financing activities	11.0	(201.5)	(117.8)	52.7	23.7	(231.9)
Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Decrease in cash	(4.0)	(21.2)	(1.0)	(40.6)	—	(66.8)
Cash at beginning of period	4.0	22.5	1.8	71.7	—	100.0
Cash at end of period	$—	$1.3	$0.8	$31.1	$—	$33.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Period from November 4, 2003 through December 31, 2003 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$(24.1)	$(35.9)	$9.0	$(77.5)	$104.4	$(24.1)
Non-cash adjustments	23.7	24.4	8.9	89.1	(105.5)	40.6
Changes in operating assets and liabilities	4.0	21.3	3.2	43.7	—	72.2
Net cash provided by operating activities	3.6	9.8	21.1	55.3	(1.1)	88.7
Investing activities
Acquisition of Ondeo Nalco Group	(1,001.5)	(3,095.6)	—	(481.8)	451.8	(4,127.1)
Additions to property, plant, and equipment, net	—	(2.9)	(1.0)	(11.7)	—	(15.6)
Other investing activities	—	(12.8)	(2.4)	(1.9)	14.7	(2.4)
Net cash used for investing activities	(1,001.5)	(3,111.3)	(3.4)	(495.4)	466.5	(4,145.1)
Financing activities
Cash dividends	—	—	—	(1.1)	1.1	—
Net borrowings (repayments) of long-term debt	—	3,214.0	—	(0.6)	—	3,213.4
Deferred financing costs	—	(92.4)	—	—	—	(92.4)
Capital contribution	1,001.9	—	—	451.8	(451.8)	1,001.9
Other financing activities	—	2.4	(16.2)	35.9	(14.7)	7.4
Net cash provided by (used for) financing activities	1,001.9	3,124.0	(16.2)	486.0	(465.4)	4,130.3
Effect of exchange rate changes on cash	—	—	—	1.7	—	1.7
Increase in cash	4.0	22.5	1.5	47.6	—	75.6
Cash at beginning of period	—	—	0.3	24.1	—	24.4
Cash at end of period	$4.0	$22.5	$1.8	$71.7	$—	$100.0

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Cash Flows
For the Period from January 1, 2003 through November 3, 2003 (Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net earnings (loss)	$(269.5)	$73.9	$92.5	$(55.1)	$(158.2)
Non-cash adjustments	335.4	37.8	40.2	24.7	438.1
Changes in operating assets and liabilities	(92.9)	(40.4)	(2.2)	—	(135.5)
Net cash provided by (used for) operating activities	(27.0)	71.3	130.5	(30.4)	144.4
Investing activities
Business purchases/sales, net	42.9	(0.8)	(56.6)	4.4	(10.1)
Additions to property, plant, and equipment, net	(30.4)	(9.2)	(46.0)	—	(85.6)
Other investing activities	4.9	(46.6)	0.2	124.9	83.4
Net cash provided by (used for) investing activities	17.4	(56.6)	(102.4)	129.3	(12.3)
Financing activities
Cash dividends	—	(6.3)	(53.1)	30.4	(29.0)
Net borrowings (repayments) of long-term debt	—	0.2	(7.9)	—	(7.7)
Capital contribution	—	4.4	77.7	(4.4)	77.7
Other financing activities	8.6	(17.1)	(141.8)	(124.9)	(275.2)
Net cash provided by (used for) financing activities	8.6	(18.8)	(125.1)	(98.9)	(234.2)
Effect of exchange rate changes on cash	—	—	6.0	—	6.0
Decrease in cash	(1.0)	(4.1)	(91.0)	—	(96.1)
Cash at beginning of period	1.0	4.4	115.1	—	120.5
Cash at end of period	$—	$0.3	$24.1	$—	$24.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

(c)	Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that was not previously reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for 2005 and 2004, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2005 and 2004.

(dollars in millions)	2005	2004
Audit fees (1)	$5.6	$6.1
Audit-related fees(2)	0.1	—
Audit and audit-related fees	5.7	6.1
Tax fees(3)	0.2	0.1
All other fees	—	—
Total fees(4)	$5.9	$6.2

(1)	Audit fees for 2005 and 2004 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in the Company's quarterly reports, and statutory audits. Additionally, audit fees for 2005 and 2004 include fees for reviews of registration statements and issuances of related letters to underwriters and consents, and audit fees for 2004 include fees for the re-audit of the 2001 financial statements.

(2)	Audit-related fees for 2005 consisted primarily of fees for general assistances related to Section 404 of the Sarbanes-Oxley Act.

(3)	Tax fees for 2005 and 2004 consisted principally of fees for tax advisory services.

(4)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.

The Company’s Pre-Approval Policy setting forth the Company’s policy for pre-approval of audit and non-audit services can be found at the Company’s Web site at www.nalco.com.

To safeguard the continued independence of the independent auditors, the Audit Committee has adopted a policy that prevents the independent auditors from providing services to the Company that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, who is an independent director. The Chairman has presented all approval decisions to the full Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated and combined financial statements of Nalco Holdings LLC and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated and Combined Statements of Operations — Year ended December 31, 2005 (Successor), Year ended December 31, 2004 (Successor), Period from November 4, 2003 through December 31, 2003 (Successor), and Period from January 1, 2003 through November 3, 2003 (Predecessor).

Consolidated and Combined Statement of Unitholder’s and Shareholders’ Equity — Year ended December 31, 2005 (Successor), Year ended December 31, 2004 (Successor), Period from November 4, 2003 through December 31, 2003 (Successor), and Period from January 1, 2003 through November 3, 2003 (Predecessor).

Consolidated and Combined Statements of Cash Flows — Year ended December 31, 2005 (Successor), Year ended December 31, 2004 (Successor), Period from November 4, 2003 through December 31, 2003 (Successor), and Period from January 1, 2003 through November 3, 2003 (Predecessor).

Notes to Consolidated and Combined Financial Statements

(a) (2) Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts
Year Ended December 31, 2005 (Successor),
Year Ended December 31, 2004 (Successor),
Period from November 4, 2003 through December 31, 2003 (Successor), and Period from January 1, 2003 through November 3, 2003 (Predecessor)

		Additions
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2005 (Successor):
Allowance for doubtful accounts	$21.1	$2.8	$—		$(7.3)	(1)(2)	$16.6
Deferred tax asset valuation allowance	44.1	(1.8)	9.1	(3)	—		51.4
Year Ended December 31, 2004 (Successor):
Allowance for doubtful accounts	$21.0	$2.9	$0.6	(1)	$(3.4)	(2)	$21.1
Deferred tax asset valuation allowance	35.6	0.2	8.3	(4)	—		44.1
Period from November 4, 2003 through December 31, 2003 (Successor):
Allowance for doubtful accounts	$21.6	$1.5	$0.8	(1)	$(2.9)	(2)	$21.0
Deferred tax asset valuation allowance	28.1	—	7.5	(5)	—		35.6
Period from January 1, 2003 through November 3, 2003 (Predecessor):
Allowance for doubtful accounts	$24.8	$5.4	$0.9	(1)	$(9.5)	(2)	$21.6
Deferred tax asset valuation allowance	30.3	(2.2)	—		—		28.1

(1)	Foreign currency translation adjustments (balance for 2005 equals $(0.9)).

(2)	Account write-offs net of recoveries (balance for 2005 equals $(6.4)).

(3)	Additional allowance resulting from the Acquisition charged to goodwill of $0.6, foreign currency translation adjustments of $(2.8), and increase in deferred tax asset attributes of $11.3.

(4)	Foreign currency translation adjustments of $4.6 and reclassification of $3.7 from deferred tax assets.

(5)	Additional allowance resulting from the Acquisition charged to goodwill.

(a)	(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
2.1	Stock Purchase Agreement among Nalco Holdings LLC (formerly known as Blackstone/Neptune Acquisition Company L.L.C.), Leo Holding Company and Nalco International SAS, dated as of August 31, 2003, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.1	Certificate of Formation of Nalco Holdings LLC, as amended, which is incorporated herein by reference from Exhibit 3.29 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.2	Amended and Restated Limited Liability Company Agreement of Nalco Holdings LLC, which is incorporated herein by reference from Exhibit 3.30 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.1	Senior Subordinated Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.9 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.2	Indenture, dated as of May 1, 1998, between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.9	Senior Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.8 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.1	Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.2	U.S. Guarantee and Collateral Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.3	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.4	Non-Competition Agreement, dated as of November 4, 2003 between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.5	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.6	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.7	Transaction Fee Agreement, dated as of November 4, 2003, among Nalco Company, Goldman, Sachs & Co., Apollo Management V, L.P., and Blackstone Management Partners IV L.L.C., which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.8	Monitoring Fee Agreement, dated as of November 4, 2003, between Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.8 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.9	Amendment No. 1, dated as of November 4, 2003 to the Monitoring Fee Agreement, dated as of November 4, 2003, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co. which is incorporated herein by reference from Exhibit 10.9 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.10	Sponsor Services Agreement, dated as of November 16, 2004, amending and restating the Monitoring Fee Agreement, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.11	Severance Agreement, effective as of January 1, 2004, between Nalco Company and William J. Roe, which is incorporated herein by reference from Exhibit 10.10 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.12	Employment Agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.13	Severance Agreement, effective as of January 1, 2004, between Nalco Company and Daniel M. Harker, which is incorporated herein by reference from Exhibit 10.13 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.14	Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.15	Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.16	Employment Agreement, dated as of August 3, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.17	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.18	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.19	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.20	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.21	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.22	Nalco Holding Company 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.5 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.23	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.30 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.24	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.31 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.25	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.32 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.26	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.35 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.27	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.28	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.37 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.29	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and Daniel M. Harker, which is incorporated herein by reference from Exhibit 10.32 of the Annual Report on Form 10-K of Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.30	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and Daniel M. Harker, which is incorporated herein by reference from Exhibit 10.33 of the Annual Report on Form 10-K of Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).

10.31	Form of Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form S-8 of Nalco Holding Company filed on February 7, 2005 (File No. 333-122582).
10.32	Management Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).
10.33	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).
10.34	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 10.37 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.35	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 10.38 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.36	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Leon D. Black, which is incorporated herein by reference from Exhibit 10.39 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.37	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 10.40 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.38	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Chinh Chu, which is incorporated herein by reference from Exhibit 10.41 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.39	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Joshua Harris, which is incorporated herein by reference from Exhibit 10.42 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.40	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective November 14, 2005, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc., which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on November 15, 2005 (File No. 001-32342).
10.41	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective May 26, 2005, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).
10.42	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective May 26, 2005, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).

10.43	Death Benefit Agreement and Addendum, effective May 26, 2005, between Nalco Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).
10.44	The Nalco Company Supplemental Profit Sharing Plan, effective May 1, 2005, between Nalco Holding Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.45	Form Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.46	Change of Control Employment Agreement, effective May 10, 2005, between Nalco Holding Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.47	Form of Nalco Holding Company 2006 Stock Incentive Plan Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 99-1 on Form 8-K of Nalco Holding Company filed on February 15, 2006 (File No. 001-32342).
10.48	Amendment No. 3, dated as of October 19, 2005, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.2 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).
10.49	Amendment No. 2, dated as of May 31, 2005, to the Receivables Transfer Agreement dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.1 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on August 15, 2005 (File No. 001-32342).
10.50	Amendment No. 3, dated as of September 30, 2005, to the Receivables Transfer Agreement dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.1 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).
10.51*	Amendment No. 1, dated as of December 30, 2005, to the Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004.
10.52*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Chinh E. Chu.

10.53*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Joshua J. Harris.
10.54*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc
10.55*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Rodney F. Chase.
10.56*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Richard B. Marchese.
10.57*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Paul H. O’Neill.
10.58*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Douglas A. Pertz.
10.59*	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Daniel S. Sanders.
10.60*	Omnibus Amendment, dated as of December 31, 2005, Amendment No.1 to the Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, and Amendment No. 4 to the Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time.
10.61*	Amendment No. 5, dated as of December 31, 2005, to the Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time.
10.62*	Amendment No. 4, dated as of February 22, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers.
10.63*	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and John L. Gigerich.
10.64*	Consulting Agreement, effective as of July 1, 2004, between Nalco Company and John L. Gigerich.

10.65*	Amendment No. 1, dated as of December 30, 2005, to the Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein.
18.1*	Letter regarding change in accounting principle
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of William H. Joyce, our Chairman and Chief Executive Officer, and Bradley J. Bell, our Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Nalco Holdings LLC, 1601 West Diehl Road, Naperville, IL 60563.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NALCO HOLDINGS LLC (Registrant)

By:	/s/ BRADLEY J. BELL
Bradley J. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2006.

Signature	Title
/s/ WILLIAM H. JOYCE	Chairman of the Board and Chief Executive Officer
William H. Joyce
/s/ BRADLEY J. BELL	Executive Vice President, Chief Financial Officer and Treasurer
Bradley J. Bell
/s/ FREDERIC JUNG	Controller
Frederic Jung
/s/ RODNEY F. CHASE	Director
Rodney F. Chase
/s/ CHINH E. CHU	Director
Chinh E. Chu
/s/ JOSHUA J. HARRIS	Director
Joshua J. Harris
/s/ RICHARD B. MARCHESE	Director
Richard B. Marchese
/s/ SANJEEV K. MEHRA	Director
Sanjeev K. Mehra
/s/ PAUL H. O’NEILL	Director
Paul H. O’Neill
/s/ DOUGLAS A. PERTZ	Director
Douglas A. Pertz
/s/ DANIEL S. SANDERS	Director
Daniel S. Sanders