Form 10-K
period 2006-12-31
Nalco Holdings LLC
filed 2007-03-05
CIK 1290090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None of the Company’s limited liability company units is held by non-affiliates. As of January 31, 2007, there were 100 units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

FORM 10-K
NALCO HOLDINGS LLC

*	Item is omitted pursuant to the reduced disclosure format, as set forth on the cover page of this filing, since all equity securities of the registrant are owned indirectly by Nalco Holding Company.

PART I

ITEM 1.    BUSINESS

Overview

On August 31, 2003, Nalco Holdings LLC was formed by The Blackstone Group, Apollo Management, L.P. and GS Capital Partners (the ‘‘Sponsors’’), and entered into a stock purchase agreement pursuant to which it agreed to purchase all of the outstanding shares of capital stock of Ondeo Nalco Company (which is now known as Nalco Company) and the Nalco International SAS Subsidiaries, which had been operated as a single business unit, from subsidiaries of Suez S.A. (Suez or Seller). The aggregate purchase price was $4,102.9 million in cash, after giving effect to direct costs of the Acquisition, closing date working capital and indebtedness purchase price adjustments, a post-closing working capital and indebtedness purchase price adjustment, and certain other post-closing adjustments. The Transactions closed on November 4, 2003. In this report, we refer to this acquisition as the ‘‘Acquisition,’’ and the term ‘‘Transactions’’ means, collectively, the Acquisition and the related financings to fund the Acquisition.

All references in this report to ‘‘Nalco,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our,’’ and ‘‘us’’ mean, unless the context indicates otherwise, (1) Nalco Holdings LLC and its subsidiaries and affiliates on a consolidated basis, (2) the Predecessor, and (3) the Successor. In addition, when the context so requires, we use the term ‘‘Predecessor’’ to refer to the historical operations of the Predecessor prior to the Acquisition and ‘‘Successor’’ to refer to our historical operations following the Acquisition.

3D TRASAR®, ACTRENE®, ADOMITE®, AQUAMAX™, BIO-MANAGE®, BRIGHT WATER®, ControlBrom®, Core Shell®, COKE-LESS®, EN/ACT®, ENERCEPT®, ENERSPERSE®, EXTRA WHITE®, FREEFLOW®, Nalco ACT®, NALMET®, NEOSTARSM , NexGuard®, OdorTech ®, PARETO™, PORTA-FEED ®, PROSPEC® Treat Service, PT TRASAR®, RO TRASAR®, SCORPION®II, SMART Solutions®, STA•BR•EX®, SULFA-CHECK®, SurFlo Certified®, THERMOGAIN®, TRASAR®, Tri-ACT®, ULTIMER®, UltraTreat®, ULTRION®, VALUELINE®, VANTAGE®, WaterServ™ and certain other products and services named in this document are our registered trademarks and service marks. Filtrete™ is a trademark of 3M.

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

Through our sales, service, research and marketing team of more than 7,000 technically trained professionals, we serve more than 70,000 customer locations. We focus on providing our customers with technologically advanced engineered solutions and services. These technologically advanced engineered solutions and services enable our customers to improve their business by increasing production yields, lowering manufacturing costs, extending asset lives and maintaining environmental standards. The cost of our technologically advanced engineered solutions and services represents a small share of our customers’ overall production expense.

We derive our strength and stability from the quality of the products and services we provide and the diversity of our revenues. We serve a broad range of end markets, including aerospace, paper, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, metalworking and institutions such as hospitals, universities and hotels. We believe we offer the broadest product portfolio in our industry, including more than 13,000 products and 7,500 unique formulations. We have also established a global presence, with about 11,100 employees operating in more than 130 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a consistently high level of service to our local, regional and multinational customers.

Our Competitive Strengths

Our company has benefited from the following competitive strengths:

Leading Market Positions.    We are the #1 provider of water treatment services to industrial and institutional end markets. We are also a leading provider of integrated water treatment and process improvement services, maintaining the #1 position in the petroleum and petrochemical markets and a #3 position in the pulp and paper market. We believe that our leading positions across our primary markets provide a competitive advantage in retaining existing business and competing for new business. Although our market position in pulp and paper was lowered by the 2004 acquisition of Raisio by Ciba, we believe the proximity of sales between the three market leaders allows us all to operate as market leaders.

Diverse Customers and Industries Served.    We provide products and services to more than 70,000 customer locations across a broad range of industries and institutions, including about 65% of Industry Week magazine’s top 500 U.S. manufacturers and all of the Euro Stoxx 50 companies. In 2006, no single customer accounted for more than 3% of our net sales. Our business is also diversified geographically. In 2006, 48% of total sales were in North America, 29% in Europe, Africa and the Middle East, 9% in Latin America and 14% in the Pacific region. We believe this diversification minimizes the potential impact of volatility from any one customer, industry or geographic area.

Global Reach.    We have a direct sales and marketing presence in 130 countries across six continents. This enables us to provide a consistently high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage in meeting the global needs of our multinational customers, which are increasingly seeking single-source suppliers and positions us to extend our reach to higher growth markets. Our geographical diversity also mitigates the potential impact of volatility in any individual country or region. In 2006, we derived approximately $1,976 million, or 55% of our net sales, from our non-U.S. subsidiaries (excluding sales to our U.S. operations).

World Class Sales Team.    Through the expertise of our more than 6,000 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience with 40% of our approximately 2,000-person North American sales team having more than ten years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $843.8 million, $795.0 million and $791.4 million for the years 2006, 2005, and 2004, respectively. Of those amounts, approximately 91% represented the average cost of our sales and service force during these time periods.

Integrated Technology, Sales and Service.    We combine on-site service, innovative technology and engineering excellence to create value for our customers. Our technical sales professionals identify problems and opportunities at the customer’s plant and our research teams then work to develop effective solutions to these needs, often working jointly with our customers. Many of our customers specify our formulations into their processes and products. This approach has led to over 7,500 unique formulations, the development of more than 2,000 active patents worldwide and a high degree of customer loyalty.

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

Bell, former Chief Financial Officer of Rohm and Haas Company, became our Chief Financial Officer. Dr. Joyce and Mr. Bell bring additional leadership and industry experience to our management team. Our 9 executive officers have an average of 9 years of service with our Company and 34 years of industry experience. Moreover, our senior management team is supported by business managers who have extensive experience within their respective operating divisions.

Business Strategy

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are pursuing a strategy designed to generate real sales growth at 5% annually for our base business. In addition, we are developing alternate channels to market intended to further accelerate our growth. Earnings and cash flow growth are targeted to grow at faster rates than our underlying sales growth as we improve productivity and working capital management. The key elements of this strategy are:

Pursue High-Growth Markets.    We intend to continue to focus on high-growth markets and segments. Geographically, we plan to leverage our global reach by capitalizing on our presence in high-growth emerging markets including Asia, Eastern Europe and Latin America. For example, in Asia, we are focusing significant attention on the high-growth China and India markets, with a substantial effort to hire and train outstanding sales engineers and service technicians to meet growing customer demand. In China, our focus has resulted in over 25% compound annual growth in sales since 1999. We are also forming new ventures in West Africa and Eastern Europe, which will permit us to pursue energy services opportunities at new customer production facilities planned in these areas.

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

Pursue High-Growth Industry Segments.    While we have shown the ability to exceed market growth rates even in many mature markets through innovative technology and advanced engineering, monitoring and control services, we believe that selecting the right industries on which to focus resources helps us exceed underlying market growth rates. In the late 1990s, we decided to disproportionately invest in research, development and training resources to support fast growth in the deepwater oil production industry. As a result, we are capturing well over 60% of business on these large platforms, exceeding our average market share in our overall Energy Services business. In Paper Services, we believe that the tissue and towel and digital printing segments will grow more rapidly than other Paper segments, and have invested disproportionately in these areas. In tissue and towel, we grew nominal sales nearly 40% in 2006 to establish ourselves as the clear #2 supplier to these customers. We have also expanded our business to provide hygiene water and air services by developing diagnostic and on-site service capabilities to reduce the health risks customers face due to pathogens in water and air. Interest in these applications has grown across many industry segments.

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

Continue to Reduce Costs.    We have initiated a comprehensive cost reduction plan that yielded savings in 2004 of $88 million compared to 2003. In 2005, we generated additional savings versus 2004 of $89 million and in 2006, our savings totaled $71 million compared to 2005 — just shy of our $75 million annual cost savings target. We expect our cost reduction plan to achieve incremental efficiencies through work process redesign and other targeted cost improvements, which address inefficiencies in our administrative and overhead functions, as well as other support and service functions around the world.

Maximize Cash Flow.    We believe that there are significant opportunities to increase our cash flow. We believe that while the capital expenditures required to maintain our business are low relative to our sales, we can generally maintain capital expenditures at about $100 million annually. In 2007, however, we expect to spend more than $100 million as projects delayed from targeted 2006 completion are concluded along with our normal projects for 2007. While management has historically focused on particular components of working capital, the large increase in raw material costs and commensurate price increases we achieved have driven up working capital requirements during the past two years. We believe there is an opportunity to reduce our working capital needs, particularly in the areas of accounts receivable and inventories. During the year ended December 31, 2006, we used Free Cash Flow of $183.8 million mostly for debt reduction. Reported net debt did not decrease by this full amount, due to currency fluctuations and accretion of non-cash-interest bearing senior discount notes.

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

Our Divisions

	Industrial and Institutional Services	Energy Services	Paper Services
Market Positions	$6.9 billion global market(1)(2)	$3.5 billion global market(1)	$8.2 billion global market(1)
	#1 Market Position	#1 Market Position	#3 Market Position
Market Share(3)	18%	32%	9%
2006 Net Sales(4)	$1,593 million	$1,052 million	$722 million
Representative Markets	Food and Beverage Buildings, Hotels, Hospitals Chemicals, Pharmaceuticals Manufacturing, Metals, Utilities, Mining	Exploration Field Development Production Refining Petrochemical Manufacturing	Fine Paper Uncoated Free Sheet Coated Free Sheet Newsprint Tissue Containerboard

(1)	Approximate market size based on internal estimates and industry publications and surveys.

(2)	Represents the water treatment and services markets, which accounted for approximately 78% of our Industrial and Institutional Services division’s net sales in 2006.

(3)	Market share calculations include segment sales from India and Japan, as well as end-market allocations from an all-inclusive Emerging Market business unit within I&IS.

(4)	Divisional net sales exclude approximately $236 million of sales reflected in our Other segment, including our sales in India, Japan, and an Integrated Channels Group.

Industrial and Institutional Services

Our Industrial and Institutional Services Division provides products and services in two general areas: 1) utility-side water treatment applications, and 2) industrial process applications. In virtually every industrial manufacturing or processing plant, we can provide raw water preparation for the process, wastewater treatment, cooling system and boiler treatment programs, and membrane care treatment. Proper control of corrosion, scale formation, and microbiological fouling is essential in cooling systems of all sizes, to both protect the useful life of the asset as well as minimize costs associated with water and energy. The same is true in boiler operation. Our water treatment programs are used by customers to assure asset reliability and reduce total cost of operation in smaller applications like institutional facilities, as well as in large, complex systems typical of nuclear power plants, steel mills, and chemical processing plants. Our total water management and process additive capabilities position us to serve customers across a broad spectrum of industries and markets including aerospace, steel, mining, chemicals, power generation, food and beverage, pharmaceuticals, electronics/semiconductors, light manufacturing, commercial buildings and other institutional facilities. Our Industrial and Institutional Services segment generated net sales of $1.593 billion in 2006, representing 44% of net sales.

Water Treatment Applications

Our water treatment capabilities are applied across our three core divisions. In our Industrial and Institutional Services division, water treatment programs accounted for 78% of our net sales in 2006. These water applications also accounted for 17% of our Energy Services net sales and 17% of our Paper Services net sales in 2006. The following descriptions include water treatment applications in the Industrial and Institutional Services division, but these boiler water, cooling water, raw water and wastewater programs are also used in our Paper Services and Energy Services segments.

Boiler Water Applications.    We have specialized in boiler water applications for more than 75 years. Corrosion and scale buildup are the most common problems addressed by our boiler water programs. We have helped our customers overcome various boiler challenges by providing integrated chemical solutions, process optimizations and mechanical component modifications. Our TRASAR technology is recognized as an innovative water treatment program that prevents operational problems. TRASAR technology continues to evolve and today is used in conjunction with a number of our boiler water treatment programs, such as NexGuard. NexGuard combines the most advanced boiler internal treatment chemistry with TRASAR technology and advanced diagnostic, monitoring, feed and control equipment. Other applications of TRASAR include TRASAR Recovery Boiler Leak Indication, which is designed to determine when a loss of concentrated boiler water occurs in operating boilers. We also develop condensate treatment programs designed to prevent corrosion, overheating and rupture of boilers. Two examples of these programs are Nalco ACT and Tri-ACT. In 2000, we were awarded a Research and Development 100 Award for Nalco ACT, our revolutionary condensate treatment comprised of food industry ingredients, making Nalco ACT unique in both its technical and safety merits. Tri-ACT is a series of corrosion inhibitors that includes blends of neutralizers, filmers and oxygen scavengers to provide uniform protection of the condensate system.

Cooling Water Applications.    Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. In 2004, we launched our 3D TRASAR stress management system for cooling water, the world’s first automated system for simultaneous control of corrosion, scale and microbial fouling and contamination. This multi-patented combination of services, equipment, chemistry, automation and control builds on the strengths of our TRASAR technology offering and is an effective tool used to prevent problems, identify efficiency improvements and improve control in cooling water systems. 3D TRASAR detects system upsets, responds in real-time and communicates with users via the Internet.

Our award-winning STA•BR•EX technology is the world’s first stable, liquid bromine-based anti-microbial designed to control biofilms caused by microorganisms in cooling tower, condenser and heat exchanger systems. In 2006, we introduced ControlBrom stabilized bromine offerings to provide customers with the advantages of stabilized bromine and the benefits of flexible and cost-efficient on-site activation.

Wastewater Applications.    Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. This is accomplished by combining our highly trained sales engineers, marketing, and technical support staff members with key Nalco products, such as ULTRION, liquid cationic coagulants that clarify water more effectively than alum. The benefits of ULTRION include a reduction in treated water suspended solids, increased efficiency of water clarification systems, reduction or elimination of the need for pH adjustment and decreased settled sludge volume. For removing heavy metals from wastewater, we use our patented NALMET technology, which can reduce regulated metals to below-compliance limits in one step. To improve sludge dryness and reduce sludge handling costs, we use our proprietary Core Shell high-activity flocculants. We also offer our dispersion technology, ULTIMER, for which we won a United States Presidential Green Chemistry Challenge Award and a Research and Development 100 Award in 1999. ULTIMER polymers are water-based, yielding a more stable, soluble, user-friendly product. To address plant odor or foaming issues, we also offer a complete line of odor control products and antifoams.

Mining and Mineral Processing Applications

We provide a wide range of quality products, programs and services to help the mining and mineral processing industry improve product quality and productivity in a safe and environmentally responsible manner. Specifically, these offerings help increase recovery of the valued mineral, improve water quality for re-use or discharge to the environment, reduce contaminants in our customer’s products, increase plant throughput/utilization, reduce energy consumption, increase equipment life through scale and corrosion control and reduce or eliminate dust. The industries we serve include alumina and bauxite, coal, copper, precious metals, iron ore, aggregates, kaolin, phosphate, soda ash and synthetic fuels.

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

Finishing Technologies Applications

As a leading innovator in metalworking and surface finishing products and services for manufacturers around the globe, the Finishing Technologies Group works closely with customers to optimize their production processes. We serve a broad range of manufacturers, including makers of automotive, aerospace, truck, and recreational vehicle components. Utilizing specialized process simulation facilities, our experienced sales engineers collaborate with our dedicated research department to deliver process improvements that positively impact the cost of our customers’ operations. Finishing Technologies counts among its customers many of the world’s most recognized brand names. Our extensive product line includes metalworking fluids, conversion coatings, cleaners, and corrosion inhibitors.

Our growth continues to be fueled by product innovation and investment in the technical training of our sales force. R&D in the areas of polymeric surface treatments and products and programs for the control and mitigation of pathogens in the metalworking environment will generate new offerings in 2007.

Membrane Technologies Applications

Membrane technology is being adopted at an ever-increasing rate as a cost-effective technology for purifying water for both industrial and potable applications. Our products address the needs of all types of membrane systems, ranging from seawater desalination; well and surface water purification, to advanced water recycle processes and wastewater treatment.

Our unique RO TRASAR technology, in combination with our state of the art chemistry, provides added protection against the formation of mineral scale and allows reverse osmosis systems to operate without unscheduled downtime. RO TRASAR uses only the exact required amount of antiscalant, even at high recovery rates and using difficult water sources. Furthermore, RO TRASAR provides an added benefit in that it allows for enhanced trouble shooting and leak detection in membrane systems.

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

Alternate Channels

One of our strategic goals is to develop alternate channels to market. One new channel is WaterServ, a program of products and services that takes technology created for larger, industrial customers and adapts it to meet the needs of smaller customers using an appropriately scaled business model. Through WaterServ, smaller customers can take advantage of many of our water-centric programs, including boiler water, HVAC, facility care and automation programs.

WaterServ is run via hubs in different cities building on the success of a test hub initiated in Chicago in 2005 and several additional hubs developed in 2006. From these hubs, a specially trained team can sell and service smaller customers, creating a stronger relationship with the customer. Using standardized equipment and service packages, we can streamline and lower costs to serve and maintain these accounts. The CRM software enables our customers to use real, data-driven information to develop sales efficiency and effectiveness key performance indicators (KPIs). TRASAR technology with remote 24-hour monitoring and alarming capability is the key differentiator to provide results with reduced sales engineer involvement in routine maintenance activities, while providing performance superior to competitive offerings currently available.

Energy Services

Our Energy Services division provides on-site, technology driven solutions to the global natural gas, petroleum and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful lives of customer assets, while improving refined and petrochemical product quality and yields. Our customers include nearly all of the largest publicly traded oil companies. Nine of our ten largest Energy Services customers in 2006 have been with us for more than ten years, with most more than 20 years. Our Energy Services division generated 2006 net sales of $1.052 billion, representing 29% of our net sales. We continue to emphasize safety and environmental leadership in our product development and implementation efforts.

Our Energy Services division is divided into a Downstream refinery and petrochemical processing service business and an Upstream group composed of our Oilfield Chemicals and Adomite business.

Adomite Well Service Applications

We support the Drilling/Exploration service industry by designing and supplying chemicals for drilling activities. Our Adomite business supplies chemicals for the cementing, drilling, fracturing and acidizing phases of oil and gas exploration, as well as conducting independent research and jointly developing products with major well service companies.

Oilfield Applications

Oil and natural gas production is increasing in harsh environments: extreme temperature and pressure in remote locations. Exploration and production projects are gaining in scope and size, and with elevated oil prices, the stakes have increased in flow assurance and infrastructure protection. Focusing on these new challenges, the Oilfield Chemicals group offers solutions to production flow challenges such as hydrate formation, paraffin deposition and emulsified streams.

We are the technology leader in the offshore marketplace and are the only supplier of SurFlo Certified products that have undergone aggressive testing to ensure safety and effectiveness in offshore, deepwater and ultra-deepwater environments. Our FREEFLOW natural gas hydrate inhibition program represents an industry step-change, economically and safely displacing traditional hydrate control methods. Our expertise in new production techniques, such as seawater flood injection, helps our customers maximize the production of their operation while ensuring the safety and reliability of their infrastructure. Produced oil contains water that is costly to transport and damaging to infrastructure. Our oil and water separation technologies and custom-blended products break oil and water emulsions, allowing water removal. Our water clarifiers work to purify the water and make it safe for environmental re-introduction.

Capital expenditure investments in the heavy oil and tar sands market by large, integrated energy companies are expected to grow significantly in the coming years. For this reason, we are investing heavily in the development of new technologies to address the many challenges in these areas. For example, our novel Statistical Bottle Test approach reduces trial and error by helping us more accurately select the chemistries that will perform best in the field. This enables us to quickly identify solutions and to understand which new technologies will be applicable in the heavy oil and tar sands market. As a result, a new, patented class of chemistry has been developed and successfully tested in 2006 for deployment in 2007.

Downstream Refining Applications

Our industry-focused sales engineers provide process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons. Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining lower-quality crude oils.

The SCORPION II program combats napthenic acid corrosion problems, allowing refiners to take advantage of discounted high acid crudes through combined chemistry, novel monitoring and simulation technologies. Our proprietary NEOSTAR crude oil database and our newly patented chemistries are coupled with over 20 years of experience in the treatment of high-temperature corrosion. As energy costs continue to rise, refiners are looking at innovative ways to reduce consumption. We partner with our customers to deliver energy utilization efficiency.

Crude unit fouling can increase energy and maintenance costs, while reducing crude output. Our THERMOGAIN program includes unique chemistries and patented crude stability tests to prevent crude unit fouling.

Our total systems approach to water and process enables our customers to maximize energy on the utilities side. With advances in monitoring, chemistry and application, the 3D TRASAR cooling water stress management program has reduced shutdowns for customers, resulting in maximum operational efficiency.

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

Downstream Chemical Processing Applications

Our industry-focused sales engineers provide on-site technical service and innovative chemical processing and water treatment technologies at more than 250 chemical plants in 45 countries worldwide. We guide chemical plants through obstacles that arise during operation and help maximize return on investment through products and services tailored to each customer’s requirements, climate and logistics. We support olefins producers worldwide with proprietary treatment programs for ethylene and butadiene plant performance maximization.

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

Water Applications

We provide total water management solutions specific to customers’ refining and chemical processing needs in the areas of water clarification, boiler treatment, cooling water treatment and wastewater treatment. See ‘‘— Industrial and Institutional Services — Water Treatment Applications.’’

Paper Services

Our Paper Services division offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. Our customers include the 20 largest paper companies in the world. Eight of our ten largest Paper Services customers in 2006 have been with us for more than 15 years. Our Paper Services segment generated 2006 net sales of $722 million, representing 20% of our net sales.

Today’s pulp and papermakers are under pressure to improve the overall efficiency of their operations in the face of capacity challenges, shifting market demand for their finished products and escalating costs. Their customers demand that end product properties — such as brightness, tissue softness, or paper strength — perform to increasingly challenging specifications in a very competitive environment. To help our customers excel, we developed our SMART Solutions program, a grade-based approach for improving customers’ end product performance and optimizing operational efficiency. It is through the dedication of our well-trained sales engineers, technical industry consultants, and research and development teams that we are able to successfully implement our SMART Solutions program and innovative technology.

Pulp Applications

Careful management of fiber and energy resources is critical to both the quality and the efficiency of the pulping operation, especially as wood and energy costs are elevated and manufacturers are forced to use variable sources of fiber. Our SMART Solutions for Fiber and Energy Management provides pulp manufacturers the answers to increase efficiency, improve pulp quality and decrease the total cost of operation.

Our SMART Solutions for Fiber and Energy Management impact every grade of paper produced, providing the sustainability benefits and cost competitiveness our customers need to survive in today’s marketplace. Whether it is the mechanical, chemical, or de-inked pulping process, our programs and services are designed and tailored to meet the individual customer’s needs for every phase of the pulping and bleaching process.

We offer complete programs to manage organic and inorganic contaminants and entrained air in the pulping process to avoid off-quality pulp or connected process problems. Our programs maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures.

Paper Applications

As we approach the papermaking process, we take into account the varying needs of producers of different paper grades. Manufacturers of board and packaging, graphic papers, and tissue and towel have very different needs based on the demands of their customers. For example, maintaining strength in board and packaging is achieved very differently than the softness demanded by consumers of tissue and towel products.

In addition, different paper segments have varying needs based on current market trends. A papermaker in a segment experiencing strong growth may need to maximize production rates, optimize finished sheet quality and minimize paper machine down time. For a segment facing slower growth, we may instead be asked to focus on improving operating efficiencies and reducing the total cost of a customer’s operations.

Our paper process applications focus on opportunities to reduce our customers’ total operating costs, increase machine productivity, improve sheet properties, enhance product quality, and extend machine life. These customer benefits are achieved through a variety of programs, including microorganism control, increased retention, drainage and formation, felt cleaning, increased paper strength, prevention of surface pitch and stickies deposition, and chemical fiber de-inking. Advanced sensing, monitoring and automation technologies are incorporated into the applications to optimize program effectiveness and minimize risk.

Specific to each grade segment, our programs deliver value in the form of improved brightness, lower basis weight, improved bulk and softness, improved printability and many other key business drivers that our customers determine are critical to the success of their business. We integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our customers need to succeed in their market segments and improve overall operational efficiency.

Focusing on Growth Areas

We recently announced the launch of EXTRA WHITE Brightness Technology as the first in a series of advancements that form the foundation of SMART Solutions for Opticals Management. This innovative new technology delivers cost-effective brightness and whiteness development in an environmentally friendly and safe manner, while having a positive impact on operational efficiency as compared to traditional brightness development methods.

Additionally, the PARETO Wet-End Optimization Technology offering is used to improve and optimize the delivery of retention aid chemicals to the paper machine. An integral part of SMART Solutions for Efficiency, PARETO technology focuses on the many variables that impact quality and efficiency in modern papermaking, delivering optimization of key system inputs. PARETO technology can provide significant improvement in chemical efficiencies at minimized consumption of key resources such as water and energy.

Our SMART Solutions for Efficiency offering is also supported by an exclusive global distributor agreement with HelioJET Cleaning Technologies, Inc., a manufacturer of high-pressure, high-temperature water delivery systems. The Nalco/HelioJET program combines engineering, operational and chemical elements with an unsurpassed knowledge base to ensure that the unit operations of forming, pressing and drying and their associated parts perform to their design specifications.

Our Paper Services division’s SMART Solutions offering helps create significant additional growth opportunities. Our grade-based approach led to a focused initiative in the high-value tissue and towel segment. With the appropriate alignment of technical support resources, and an unprecedented investment in innovation we have developed an exceptional program portfolio for tissue and towel customers.

An example of these programs is our SMART Solutions for Coatings, which results in the proper balance of mechanical, operational and chemical components to achieve the desired sheet characteristics and to maximize machine runnability.

Water Applications

We bring a comprehensive focus to water-related problems in all areas of pulp and paper mills. Water is one of the primary components of the papermaking system. For each ton of paper produced, thousands of gallons of water are used. Careful management of the water throughout the process not only significantly impacts the water, fiber and energy costs of an operation, but also significantly influences the final properties of the sheet and machine efficiency. Using an engineering approach — evaluating the mechanical, operational and chemical aspects of an application — our sales engineers effectively demonstrate how sustainable improvement projects can be identified and implemented. See ‘‘— Industrial and Institutional Services — Water Treatment Applications.’’

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

We additionally offer an air-focused Building Environment Solutions program. It focuses on lowering building operating expenses such as energy costs, and increasing tenant satisfaction through improved indoor air quality. Our COIL-FLO coil cleaning program removes microbial contamination, dust and debris so HVAC units operate more efficiently and without odor. Our line of Filtrete Commercial High Performance HVAC filters from 3M reduces particles so building air is fresh and coils stay cleaner. The low airflow resistance of the filters reduces fan energy consumption. We then implement a monitoring program around air particles, energy consumption, and efficiency goals.

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

We recognize the importance of accurate, reliable chemical feed to the success of manufacturing process and water treatment programs. Pre-packaged chemical feed systems ensure easy installation, start-up and reliable chemical feed, including our ValueLine Polymer Feeders and a line of modular pump and control systems. These chemical feed systems are used to pump chemicals into a customer’s manufacturing and/or water treatment process. Some feed systems also have mixing technologies that produce high-quality solutions without using mechanical agitators. Additionally, we have set the standard for returnable chemical delivery systems and ‘‘hands-off’’ chemical handling. Our PORTA-FEED container units are returnable shipping containers set up at a customer’s plant to feed our chemicals into the customer’s system. When the chemical level is low, a refill unit is delivered to the plant and we take the empty PORTA-FEED unit back for cleaning and re-use. Since the introduction of the PORTA-FEED program in 1985, we have eliminated the disposal of over four million chemical drums.

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

Joint Ventures

During our history, we have entered into general partnerships or joint ventures for limited scope business opportunities. For example, we conducted our energy services business through a joint venture with Exxon Chemical Company, a division of Exxon Mobil Corporation, until 2001 when we redeemed Exxon’s interest in the joint venture and it became a wholly owned subsidiary of our Company. We re-established a joint venture relationship with USFilter Corporation, Treated Water Outsourcing, to pursue process water treatment outsourcing projects and to supply standard water treatment equipment packages with our chemicals and service offerings. In June 2004, we entered into a joint venture with Katayama Chemical, Inc., or KCI, for the marketing and sale of our water treatment and process chemicals in Japan. KCI is a leading participant in these markets in Japan and the venture will permit the combination of our broad product portfolio with KCI’s strong market presence. This joint venture will not include manufacturing, research and administrative resources, which will continue to be provided to the joint venture by the parents. In December 2004, we announced an industry-leading alliance with JohnsonDiversey that will help customers in the food, beverage, pharmaceutical and institutional industries reduce their total operating costs, improve operating efficiency and reduce environmental impacts. This total-site program called Responsible Resource Solutions takes a comprehensive approach to a facility’s operations, and delivers solutions to better manage key resources such as water, energy and waste. Additionally, we maintain longstanding partnerships in Saudi Arabia, relating to base-water treatment, and in Spain, relating to oil-free emulsion polymers.

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

Research and Development

We benefit from a high quality research and development effort consisting of more than 450 personnel worldwide, more than 160 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was $61.6 million for the year ended December 31, 2006. Spending on research and development was $58.5 million and $56.7 million for the years ended December 31, 2005 and 2004, respectively. In recent years, we have received numerous research and development awards, including awards for ULTIMER 00LT053, ULTIMER, Nalco ACT, NALCO98DF063, TRASAR3000, our high stress polymers and STA•BR•EX.

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

Intellectual Property

We own or have licenses to use a large number of patents relating to a large number of products and processes. We currently have more than 600 patents in the United States and more than 2,000 worldwide with remaining durations ranging from less than one year to 20 years. The average remaining duration is approximately nine years. We also have over 300 registered U.S. trademarks covering our products. Our rights under such patents and licenses and trademarks are of significant importance in the operation of the business. Patents related to our TRASAR and 3D TRASAR technology and trademarks related to Nalco Company and Calgon are considered material to our business. We believe that no other patent, trademark or license is material to our business.

Raw Materials

We purchase more than 6,900 raw materials, with the largest single raw material representing just over 1% of sales, or about 4% of raw material purchases. While single raw material purchases are not significant to us, we do purchase similar categories of products in many cases. Four categories of raw material purchases represented more than 10% of our total North American purchases in 2006: Organics; Monomers; Polymers; and Solvents, Oils and Alcohols. In addition, another three categories of raw materials account for more than 5% of our raw material spend: Amines; Surfactants; and Inorganics and Salts. Our raw material purchases also include a variety of biocides, packages, bases, defoamers, fatty acids and phosphonates, among many other types of materials. For the years ended December 31, 2006, 2005 and 2004, we purchased direct materials valued at $1,053 million, $923 million and $768 million, respectively. In addition, joint ventures consolidated by us made direct material purchases valued at $60.6 million and $63.4 million in the years ended December 31, 2006 and 2005, respectively.

Working Capital

To better serve and meet the needs of our customers, approximately 15% of our inventories are maintained at customer sites as consignment inventories. Although the consignment inventory model is in place throughout the world, its use is most prevalent in North America. The decision to put inventory at a customer’s site is usually based on a request from the customer. Tracking systems are in place to follow movements, and inventory quantities at each site are monitored to prevent inventory build-ups. Periodic physical counts are performed to validate the tracking systems and to ensure that the accounting records are properly stated.

Employees

As of December 31, 2006, we had about 11,100 employees, of whom approximately 4,600 were employed in North America, approximately 3,000 were employed in Europe, the Middle East and Africa, approximately 1,600 were employed in Latin America and approximately 1,900 were employed in the Pacific region. We consider relations with our employees to be good.

Environmental Matters

Governmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on us and on our operations. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or emanating from our properties and at off-site locations where we disposed or arranged for the disposal or treatment of regulated materials, and may also incur liability for damages to natural resources. We have made and continue to make expenditures for projects relating to the environment. We are currently identified as a potentially responsible party at certain contaminated waste disposal sites. We do not anticipate that these matters will result in material liabilities; however, there can be no assurance that discovery of previously unknown conditions or other circumstances will not require significant expenditures by us.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position, although there can be no assurance to that effect. Our capital expenditures for environmental control facilities during 2007 and future periods are not presently expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or future environmental requirements on our financial position, results of operations, liquidity or cash flow.

We have been named as a defendant in multi-party lawsuits based on our claimed involvement in the supply of allegedly hazardous materials. The plaintiffs seek damages for alleged personal injury or the potential of personal injury resulting from exposure to various chemicals. These matters have had de minimis impact on our business historically, and we do not anticipate that these matters present any material risk to our business or competitive position in the future. Notwithstanding our past experience, we cannot predict with certainty the outcome of any such tort claims or the involvement we might have in such matters in the future.

We are also subject to a variety of regulations relating to the production and handling of our products, as well as the conduct and condition of our production facilities. We do not believe that these regulatory requirements will have a material effect on capital expenditures, earnings or competitive position. Recently adopted chemical registration regulations in the European Union, referred to as REACH, will result in additional costs to us and our competitors. These costs are presently not anticipated to materially impact earnings or our competitive position, but we have not yet determined their full impact on our business.

Executive Officers

Name	Title	Age
Dr. William H. Joyce	Director, Chairman of the Board and Chief Executive Officer	71
William J. Roe	Executive Vice President, Chief Operating Officer and President, Industrial and Institutional Services division	53
Bradley J. Bell	Executive Vice President and Chief Financial Officer	54
Daniel M. Harker	Senior Vice President, Global Supply Chain	54
John L. Gigerich	Vice President, Administration	64
Louis L. Loosbrock	Group Vice President and President, Pacific division	53
Scott C. Mason	Group Vice President and President, Alternate Channels and Operations Planning	48
Gregory N. Nelson	Group Vice President and President, Services and Equipment	51
John P. Yimoyines	Group Vice President and President, Paper Services division	58

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

William J. Roe is our Executive Vice President, Chief Operating Officer and President, Industrial and Institutional Services division. Mr. Roe has served as Chief Operating Officer since 2001 and as Executive Vice President, Industrial and Institutional Services division, since November 2003. Prior to that, in 1999, Mr. Roe was elected Group Vice President and President of the Pacific and Process divisions. In 1998, Mr. Roe served as Vice President and President of the Process division. He was named District Manager for the Mining and Mineral Processing Chemicals Group in 1989, Marketing Manager in 1991 and promoted to General Manager in 1994. Mr. Roe joined us in 1978 as an Assistant Chemist in Research. Mr. Roe was promoted to Chemist in 1979, Senior Chemist and Group Leader in 1981 and to Technical Director in 1985.

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

John L. Gigerich is our Vice President, Administration, joining us in July 2004. Between 2000 and June 2004, Mr. Gigerich was an independent consultant to major companies for information technology, procurement and logistics projects. From 1993 through 1999, Mr. Gigerich was Vice President for Union Carbide Corporation, managing its information technology, procurement, and product distribution. Before that, Mr. Gigerich spent 28 years in the banking industry. He is a Certified Public Accountant.

Louis L. Loosbrock is our Group Vice President and President of our Pacific division. Mr. Loosbrock has been President of the Pacific division since April 2003. Prior to that, Mr. Loosbrock served as Group Vice President and President of our Pulp and Paper division from April 2002 to April 2003. Mr. Loosbrock served as General Manager, Global Mining from 1998 to 2002; Sales Manager from 1986 to 1989 and 1991 to 1998; and Marketing Manager from 1989 to 1991. He began his career with us in 1977 as a Sales Representative in the Mining Group and in 1981 was named District Manager.

Scott C. Mason joined us in January 2006 as Group Vice President and President, Alternate Channels and Operations Planning. Mr. Mason was formerly Vice President of GrafTech International Ltd. and served as President, Advanced Carbon Solutions (2005). He was President, Graphite Power Systems from 2003 to 2005. From 2000 to 2002, Mr. Mason was President, Advanced Energy Technologies. He was elected Chief Executive Officer and Chairman of Carbon Savoie (France) from 2003 to 2005, and he was elected Chief Executive Officer and President, UCAR SpA (Italy) from 2003 to 2005. Prior to that, Mr. Mason held numerous positions with Union Carbide Corporation, where he began his career in 1981.

Gregory N. Nelson is our Group Vice President and President, Services and Equipment. He is also our Managing Director, European Operations. Mr. Nelson joined us in January 2005 as President, Alternate Channels and Global Services. Prior to joining us, Mr. Nelson was Chief Procurement Officer and Vice President for Supply Chain at Sun Chemical from 2003 to 2004 and Vice President for Global Procurement at Dow Chemical and Union Carbide from 1997 to 2003. Mr. Nelson started his career at ExxonMobil Chemical Company in 1977 as an engineer and held several positions in manufacturing, logistics and strategic business planning until 1997.

John P. Yimoyines is our Group Vice President and President, Paper Services division. Mr. Yimoyines has served in this capacity since June 2006. Prior to joining us, Mr. Yimoyines spent 35 years in the chemical industry working first for Union Carbide and then Dow after the acquisition of Union Carbide by Dow. He was named Vice President-Corporate Ventures at Union Carbide in 1994 and became Vice President, General Manager, Specialty Polyolefins in 1998. He carried this title into Dow in 2001, where he was later named Vice President, Technology Licensing and Catalysts in 2004. Mr. Yimoyines has been instrumental in the formation of several international joint ventures.

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

ITEM 1A.    RISK FACTORS

If we are unable to respond to the changing needs of a particular industry and to anticipate, respond to or utilize changing technologies and develop new offerings, it could become more difficult for us to respond to our customers’ needs and cause us to be less competitive.

We have historically been able to maintain our market positions and margins through continuous innovation of products and development of new offerings to create value for our customers. Recent innovations and developments that we have relied on include our 3D TRASAR system for controlling and monitoring chemical feed and our recent relationship with USFilter, which permits us to sell equipment solutions as part of a bundled offering to our water treatment customers. We may not be successful in continuing to make similar innovations in the future. Our future operating results will depend to a significant extent on our ability to continue to introduce new products and applications and to develop new offerings that offer distinct value for our customers. Many of our products may be affected by rapid technological change and new product introductions and enhancements. We expect to continue to enhance our existing products and identify, develop and manufacture new products with improved capabilities and make improvements in our productivity in order to maintain our competitive position. We intend to devote sizeable resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that:

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

We are a highly leveraged company. Since January 2004, we have made net repayments of debt of $535.4 million. As of December 31, 2006, our total consolidated indebtedness was $2,803.2 million and we had $250.0 million of borrowing capacity available under our revolving credit facility (excluding $27.7 million of outstanding letters of credit).

Our high degree of leverage could have important consequences for you, including the following:

•	It may limit our and our subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes on favorable terms or at all;

•	A substantial portion of our subsidiaries’ cash flows from operations must be dedicated to the payment of principal and interest on their and our indebtedness and thus will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	It may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less highly-leveraged;

•	It may restrict our ability to make strategic acquisitions or cause us to make non-strategic divestitures; and

•	We may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

At December 31, 2006, we had $1,116.4 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $11.2 million per year.

Despite our current leverage, we may still be able to substantially increase our indebtedness. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to substantially increase our indebtedness in the future. The terms of the indentures governing our subsidiaries’ notes do not fully prohibit our subsidiaries or us from doing so. Nalco Company’s revolving credit facility provides commitments of up to $250.0 million, all of which would have been available for future borrowings as of December 31, 2006 (excluding $27.7 million of outstanding letters of credit). If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our subsidiaries’ debt agreements contain restrictions that limit our flexibility in operating our business.

Nalco Company’s senior credit agreement and the indentures governing our subsidiaries’ existing notes contain a number of significant covenants that, among other things, restrict our or our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with our affiliates;

•	pay dividends or other payments by restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

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

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 130 countries and, in 2006, approximately 55% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	difficulties in managing international operations and the burden of complying with foreign laws;

•	exposure to possible expropriation or other government actions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unsettled political conditions and possible terrorist attacks against American interests.

Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues that could result in currency risks or the risk that we are required to include local ownership or management in our businesses. We are also periodically faced with the risk of economic uncertainty, which has impacted our business in these countries. Other risks in international business also include difficulties in staffing and managing local operations, including our obligations to design local solutions to manage credit risk to local customers and distributors.

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

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. These include obligations to investigate and clean up environmental contamination on or from properties or at off-site locations where we are identified as a responsible party. For example, we are currently identified as a potentially responsible party at certain waste management sites. We have also been named as a defendant in a series of multi-party and individual lawsuits based on claims of exposure to hazardous materials. We cannot predict with certainty the outcome of any such tort claims or the involvement we might have in such matters in the future and there can be no assurance that the discovery of previously unknown conditions will not require significant expenditures. In each of these chemical exposure cases, our insurance carriers have accepted the claims on our behalf (with or without reservation) and our financial exposure should be limited to the amount of our deductible; however, we cannot predict the number of claims that we may have to defend in the future and we may not be able to continue to maintain such insurance.

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a summons charging one of our subsidiaries with a violation of the Health and Safety at Work Act. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer is also charged.

On January 2, 2007, the HSE issued a second criminal summons charging the subsidiary with a violation of the Health and Safety at Work Act. The second charge relates to the entry of one of the subsidiary’s employees into a claimed confined space at a customer site. The employee claims injuries as a result of entry into the confined space. The customer is also charged.

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

The activities at our production facilities are subject to a variety of federal, state, local and foreign laws and regulations (‘‘production regulations’’). Similarly, the solid, air and liquid waste streams produced from our production facilities are subject to a variety of regulations (‘‘waste regulations’’) and many of our products and the handling of our products are governmentally regulated or registered (‘‘product regulations’’). Each of the production, waste and product regulations is subject to expansion or enhancement. Any new or tightened regulations could lead to increases in the direct and indirect costs we incur in manufacturing and delivering products to our customers. For example, the European Commission has imposed new chemical registration requirements on the manufacturers and users of all chemicals, not just those which are considered to be harmful or hazardous. Such regulations, referred to as REACH, will cause all chemical companies to incur additional costs to conduct their businesses in European Commission countries. Similarly, certain of our products are used to assist in the generation of tax credits for our customers, and the termination or expiration of such tax credits could impact the sale of these products. In addition to an increase in costs in manufacturing and delivering products, a change in production regulations or product regulations could result in interruptions to our business and potentially cause economic or consequential losses should we be unable to meet the demands of our customers for products.

We may not be able to achieve all of our expected cost savings.

For the years 2004 through 2006, our average annual cost savings were $83 million. In 2006, we achieved cost savings of $71 million, which was slightly lower than our target of $75 million. A variety of risks could cause us not to achieve the benefits of our expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	delays in the anticipated timing of activities related to our cost-saving plan, including the reduction of inefficiencies in our administrative and overhead functions; and

•	other unexpected costs associated with operating the business.

We have experienced in the past, and could again experience in the future, difficulties in securing the supply of certain raw materials we and our competitors need to manufacture some of our products, and we have also been impacted by significant increases in raw material costs.

In 2004 and 2005, certain of the raw materials used by us and other chemical companies faced supply limitation. If these limitations occur again in the future, we risk shortfalls in our sales and the potential of claims from our customers if we are unable to fully meet contractual requirements.

Also, limitations on raw materials and rising prices for underlying products have resulted in the past, and could result in the future, in price increases for raw materials we purchase. In the past, our margins have been impacted by such raw materials price increases, and our margins could be similarly impacted in the future if we are unable to pass any future raw material price increases through to our customers.

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2005 and 2006, we contributed $30.0 million and $70.8 million, respectively, to our pension plans. We are required to contribute at least $53.2 million to the U.S. pension plan in 2007. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2007. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions could be even higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2006, our worldwide pension plans were underfunded by $434.2 million (based on the actuarial assumptions used for purposes of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Prior to the closing of the Acquisition, the PBGC requested and received information from us regarding our business, the Transactions and our pension plans. The PBGC took no further action with respect to their inquiry.

On August 17, 2006, the President signed into law a new pension reform bill — the Pension Protection Act of 2006 (PPA). The PPA affects defined benefit and defined contribution plans, the employers who sponsor such plans, and plan participants. The PPA will influence the amount and timing of our pension funding requirements, our decisions regarding pension funding, and the timing of payouts to those of our employees who are plan participants. The changes resulting from the PPA might also impact our employees and influence their employment decisions.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.5 billion as of December 31, 2006, or approximately 61% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.3 billion as of December 31, 2006, or 41% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers, including but not limited to those in the synthetic fuel industry, are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal administrative offices and research center are located in Naperville, Illinois. These facilities are leased. We maintain administrative and research facilities in Sugar Land, Texas and Leiden, Netherlands, both of which we own, and in Singapore, which we lease. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. We operate 19 plants in North America, 6 plants in Latin America, 11 plants in Europe and the Middle East and 13 plants in the Pacific region. We own all of our major manufacturing facilities and we also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

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

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers at the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer is also charged. We have not yet received a specification of the claim or a description of the relief being sought by the HSE, though the amount at issue is not expected to be material.

On January 2, 2007, the HSE issued a second criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The second charge relates to the entry of one of our subsidiary’s employees into a claimed confined space at a customer site. The employee claims injuries as a result of entry into the confined space. The customer is also charged. We believe the relief being sought against us and our customer is an amount in excess of £20,000, but the amount at issue is not expected to be material.

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

You should read the following data in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements included elsewhere in this Annual Report.

	Successor				Predecessor
(dollars in millions)	Year ended December 31			November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
	2006	2005	2004
Statement of Operations Data:
Net sales	$3,602.6	$3,312.4	$3,033.3	$460.1	$2,306.5	$2,644.3
Operating costs and expenses:
Costs of product sold	1,976.5	1,832.2	1,578.8	249.9	1,122.9	1,276.0
Selling, administrative, and research expenses	1,113.5	1,028.7	1,038.7	174.7	892.4	982.1
Impairment of goodwill (1)	—	—	—	—	244.4	—
Amortization of intangible assets (1)	70.1	81.6	96.3	15.4	68.9	89.2
In-process research and development (6)	—	—	122.3	—	—	—
Business optimization expenses (2)	9.5	25.6	1.7	0.8	20.3	32.8
Sponsor monitoring fees	—	—	11.2	1.8	—	—
Sponsor monitoring agreement termination fee (7)	—	—	35.0	—	—	—
Suez management fees	—	—	—	—	2.9	3.1
Loss (gain) on sale of business	—	—	—	—	5.2	(10.9)
Operating costs and expenses	3,169.6	2,968.1	2,884.0	442.6	2,357.0	2,372.3
Operating earnings (loss)	433.0	344.3	149.3	17.5	(50.5)	272.0
Other income (expense), net (3)	(4.3)	4.0	2.9	(1.0)	(9.2)	(4.4)
Interest income	9.1	8.5	10.1	0.6	7.1	7.8
Interest expense	(239.7)	(228.6)	(213.2)	(49.6)	(32.7)	(38.5)
Earnings (loss) before income taxes and minority interests	198.1	128.2	(50.9)	(32.5)	(85.3)	236.9
Income tax provision (benefit)	69.8	54.3	47.5	(8.3)	68.7	105.2
Minority interests	(7.9)	(5.7)	(5.8)	0.1	(4.2)	(3.3)
Net earnings (loss)	$120.4	$68.2	$(104.2)	$(24.1)	$(158.2)	$128.4
Net Earnings (Loss) Per Share (4)
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$285.1	$201.8	$237.2	$88.7	$144.4	$323.1
Investing activities	(99.9)	(77.7)	(72.9)	(4,145.1)	(12.3)	(126.1)
Financing activities	(179.6)	(125.9)	(231.9)	4,130.3	(234.2)	(232.7)
Other Financial Data (unaudited):
EBITDA (5)	$621.9	$557.5	$357.0	$54.5	$106.8	$488.2
Non-cash charges included in EBITDA (6)	35.5	19.8	174.4	23.9	268.7	31.2
Unusual items included in EBITDA (7)	19.1	6.4	45.9	6.3	48.5	(33.3)
Capital expenditures, net (8)	93.4	74.6	91.8	15.6	85.6	108.3
Depreciation	131.0	133.3	114.3	22.5	101.8	134.7
Amortization of intangible assets	70.1	81.6	96.3	15.4	68.9	89.2

	Successor				Predecessor
	As of December 31				As of December 31, 2002
(dollars in millions)	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$37.3	$30.8	$33.2	$100.0	$120.5
Working capital (9)	560.9	498.1	424.2	398.7	240.8
Property, plant and equipment, net (10)	743.4	755.3	847.3	865.6	823.2
Total assets	5,658.7	5,554.2	5,933.7	6,163.8	6,486.4
Total debt (including capital lease obligations and current portion of long-term debt) (10)(11)	2,803.2	2,913.3	3,118.3	3,314.7	776.2
Total unitholder’s/ shareholders’ equity	1,240.1	1,033.2	1,017.7	1,069.0	3,589.2
Off balance sheet receivables facility (11)	—	—	—	—	87.0

(1)	The Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In the period from January 1, 2003 through November 3, 2003, the Predecessor recorded a goodwill impairment charge of $244.4 million based on the price paid in the Acquisition.

(2)	The Successor incurs business optimization expenses, representing mostly employee severance and related costs, in connection with its programs to redesign and optimize its business and work processes. The Predecessor incurred significant business optimization expenses as a result of the global integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. The costs incurred included severance, asset write-offs, facility closing costs and other items.

(3)	Other income (expense), net consists of gains/(losses) on the disposals of assets, franchise taxes, equity earnings of unconsolidated subsidiaries, recognized gains and losses on foreign currency transactions and other miscellaneous income (expense). A $10.4 million charge for the settlement of an interest rate swap was also included during the period from January 1, 2003 through November 3, 2003.

(4)	Not applicable.

(5)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following is a reconciliation of net earnings (loss) to EBITDA:

	Successor				Predecessor
	Year ended December 31			November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
(dollars in millions)	2006	2005	2004
Net earnings (loss)	$120.4	$68.2	$(104.2)	$(24.1)	$(158.2)	$128.4
Interest expense, net	230.6	220.1	203.1	49.0	25.6	30.7
Income tax provision (benefit)	69.8	54.3	47.5	(8.3)	68.7	105.2
Depreciation	131.0	133.3	114.3	22.5	101.8	134.7
Amortization of intangible assets	70.1	81.6	96.3	15.4	68.9	89.2
EBITDA	$621.9	$557.5	$357.0	$54.5	$106.8	$488.2

(6)	EBITDA, as defined above, was reduced by the following non-cash charges, each of which is further discussed below:

	Successor				Predecessor
	Year ended December 31			November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
(dollars in millions)	2006	2005	2004
Impairment of goodwill	$—	$—	$—	$—	$244.4	$—
In-process research and development	—	—	122.3	—	—	—
Inventory step-up	—	—	14.6	21.2	—	—
Asset write-offs	2.5	2.8	1.1	—	4.2	18.3
Profit sharing and 401(k) expense funded by Suez	25.6	13.2	27.8	4.0	20.0	12.1
Other	7.4	3.8	8.6	(1.3)	0.1	0.8
	$35.5	$19.8	$174.4	$23.9	$268.7	$31.2

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

Asset Write-Offs

In conjunction with integration and process improvement initiatives, the Predecessor wrote off assets consisting primarily of a $5.0 million investment in start up ventures in 2003 and $9.6 million of assets related to obsolete software systems in 2002.

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, the Successor entered into an agreement with Suez whereby Suez will reimburse the Successor for certain profit sharing and 401(k) matching contributions made to the Profit-Sharing Trust.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Successor non-cash charges include the non-cash portion of rent expense under the sublease that the Successor entered into with a Suez subsidiary in conjunction with the Acquisition.

(7)	In addition to incurring non-cash charges and business optimization expenses, our EBITDA was impacted by the following unusual (income) expenses, each of which is further discussed below:

	Successor				Predecessor
	Year ended December 31			November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
(dollars in millions)	2006	2005	2004
Loss (gain) on pension and OPEB settlement and curtailment	$1.7	$0.5	$0.1	$(0.1)	$7.9	$(47.6)
Loss (gain) on sales, net of expenses	6.0	4.1	0.2	1.1	12.4	(7.8)
Other unusual items	11.4	1.8	45.6	5.3	25.7	19.4
Suez management fees, net	—	—	—	—	2.5	2.7
	$19.1	$6.4	$45.9	$6.3	$48.5	$(33.3)

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

Loss (Gain) on Sales, Net of Expenses

For the year ended December 31, 2006, the Successor recorded a loss of $2.1 million from the sale-leaseback of its facility in Austria, and it also recognized losses of $1.2 million from the disposal of equipment at a plant in the U.K. In 2005, the Successor recognized an impairment loss of $2.4 million on a business that was held for sale.

In 2003, the Predecessor recorded a loss of $5.3 million on the sale of its South African operations as well as $8.1 million of one-time costs associated with the Acquisition. In 2002, the Predecessor sold its performance additives business, resulting in a gain of $12.4 million, and incurred $1.5 million of disposal costs and losses associated with its divestiture of Hydrosan.

Other Unusual Items

For the year ended December 31, 2006, the most significant other unusual items included $3.8 million of consultancy fees in connection with the Successor’s work process redesign initiatives and $5.2 million of consulting and legal fees associated with the legal entity restructure.

In 2005, the Successor wrote off $1.1 million of inventory, which pre-dated the Acquisition.

The Successor’s results for the year ended December 31, 2004 were impacted by the effects of certain unusual items, including a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors, $1.4 million of expenses associated with changing the name of the Successor’s operating company from Ondeo Nalco Company to Nalco Company, $1.8 million in connection with the re-audit of the Predecessor’s 2001 financial statements, $1.9 million of expenses related to the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for privately placed notes issued in connection with the Acquisition, and other expenses resulting from the Acquisition.

During the period from November 4, 2003 through December 31, 2003, the Successor’s results were impacted by the effects of certain other unusual items, most notably $3.3 million of legal and environmental costs related to events that occurred prior to Suez’ 1999 acquisition of Nalco Chemical Company and litigation costs not covered by excess liability insurance.

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

Suez Management Fees, Net

In connection with the Acquisition, agreements under which fees were paid by the Predecessor to Suez, or received from Suez, were terminated.

(8)	Capital expenditures are net of proceeds from disposal of assets.

(9)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and excluding intercompany balances calculated as follows:

	Successor				Predecessor
	As of December 31				As of December 31, 2002
(dollars in millions)	2006	2005	2004	2003
Current assets less current liabilities	$448.0	$506.3	$439.7	$446.8	$(275.0)
Less cash and cash equivalents	(37.3)	(30.8)	(33.2)	(100.0)	(120.5)
Less related party receivables and payables	—	—	—	—	48.4
Plus short-term debt	150.2	22.6	17.7	51.9	587.9
Working capital as defined	$560.9	$498.1	$424.2	$398.7	$240.8

(10)	In December 2002, Ondeo Nalco Company entered into a sale-leaseback of its Naperville, Illinois headquarters and research facility that was treated as a financing lease for accounting purposes. Concurrent with the Acquisition, on November 4, 2003, the lease was assigned to another Suez subsidiary that subleased the property to the Successor. The Successor accounts for the sublease as an operating lease and has excluded the headquarters and research facility from property, plant and equipment.

(11)	Total debt does not include the Predecessor’s historical off balance sheet receivables facility. In December 2001, Ondeo Nalco Company entered into an agreement that allowed it to periodically transfer undivided percentage ownership interests in a revolving pool of most of its U.S. trade receivables to a multi-seller conduit administered by an independent financial institution. The Predecessor accounted for the transfer of undivided percentage ownership interest in the receivables to the conduit as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The loss on the sale of the undivided interests in the receivables was $1.5 million and $1.8 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively, and is included in interest expense. The undivided interest in receivables that were transferred but not ultimately sold to the conduit (‘‘retained interest’’) is classified in trade accounts receivable in the balance sheet. The retained interest was $56.6 million at December 31, 2002. This program was unwound prior to closing of the Acquisition. The Successor treats its new receivables facility as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on its consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations includes references to the Transactions, defined as the acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by Nalco Holdings from Suez (‘‘Suez’’) and the related financings in connection with such acquisition (the ‘‘Acquisition’’).

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2006 (the ‘‘Annual Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated in Item 1A, ‘‘Risk Factors,’’ such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers; and

•	our ability to protect our intellectual property rights.

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

EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenue from sales of products, including chemicals and equipment, is recognized at the time: (1) persuasive evidence of an arrangement exists, (2) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (3) the price is fixed and determinable, and (4) collectibility is reasonably assured. Revenue from services is recognized when the services are provided to the customer.

Significant estimates used in recognizing revenues include (1) the delay between the time that chemicals/equipment are shipped and when they are received by customers and title transfers and (2) the amount of credit memos to be issued in subsequent periods.

We provide our chemical and equipment offerings to our customers using various commercial arrangements, but the following are most commonly used:

Ship-and-bill arrangements.    Following the receipt of a purchase order from the customer, we invoice the customer at the time that the chemicals/equipment are shipped, based on agreed pricing and the volume of chemicals shipped or units of equipment shipped. At the end of each period, for those shipments where title to the product and the risks of loss and rewards of ownership do not transfer until the product has been received by the customer, adjustments to revenues and cost of product sold are made to account for the delay between the time that the chemicals/equipment are shipped and when they are received by the customer. Our sales policy does not provide for general rights of return and does not contain customer acceptance clauses.

Usage with level billing arrangements.    At the beginning of the contractual relationship, we prepare an estimate of the chemicals that will be used by the customer. As agreed with the customer, a fixed amount is invoiced monthly based on this estimate. At the end of each quarter, we reconcile the actual amount of chemicals used by the customer and bill the customer for products actually used during that period. Revenue is recognized to reflect actual usage. For any products not consumed in the customer’s operations in a particular period, we retain ownership of such products on a consigned basis and do not recognize any revenue.

Fixed-fee arrangements.    At the beginning of the contractual relationship, we prepare an estimate of the chemicals that will be used by the customer during the contractual period, which is usually twelve months. A fixed amount is automatically invoiced to the customer on a periodic basis, typically monthly. We retain ownership, on a consigned basis, of any inventory at the customer site that is not consumed in the customer’s operations in a particular period. Revenue is recognized on a ratable basis over the contractual period, which is generally consistent with the customer’s usage of the chemicals.

Under these arrangements, as part of the sales cycle for our chemical programs, our technical and sales representatives may visit our customers’ facilities to develop and monitor the chemical programs. Typically, there is no contractual obligation for these visits, or any penalty for not visiting the customer sites. During these visits, our employees perform routine testing activities to ensure that our chemical products’ functionalities are having the desired effect on the customers’ equipment (e.g., boilers, chillers and water treatment plants). In the majority of instances, our customers perform the on-going application of the chemicals. At the same time, the sales representatives investigate and determine whether the customers have needs for additional applications from Nalco. We consider our technical and sales representatives’ activities in this regard to be an integral and inherent part of our selling process and not a separate deliverable for revenue recognition purposes.

Some of our customers, however, look to us for our technical expertise only, without the purchase of chemicals/equipment. We offer specialized services designed to assess, control, and reduce risk from water-borne pathogens such as legionella, and we provide other technical and analytical services.

We invoice for our services using various commercial arrangements, but the following arrangements are the most common:

Perform-and-bill arrangements.    Revenue is recognized in the same period that the related service is performed, based on the agreed pricing, which can be either a price per hour or a fixed fee.

Fixed-fee arrangements.    At the beginning of the contractual relationship, we estimate the saleable service that will be performed during a given period, usually twelve months. A fixed amount is automatically invoiced to the customer on a periodic basis, which may be monthly, quarterly, or annually, either in arrears or in advance of the services provided. Because an unspecified number of similar acts are performed within a fixed period of performance, revenue is recognized ratably over the period of performance.

Time and material arrangements.    The fee with the customer is structured on a time and material basis, and revenue is recognized in the same period that the work is completed.

In certain arrangements, which are usually reserved for our largest customers, we provide some combination or all of the following deliverables: (1) chemicals, (2) equipment and (3) on-site technical expertise. In these arrangements, we usually remain the owner of any equipment at the customer site. At the end of the contractual relationship, the equipment is either recovered or sold to the customer or a competitor. Additionally, our representatives may have a regular presence at a customer’s facility, which is provided under a contract. Over time, the representatives have gained a true expertise in the particular production/water treatment process at the customer’s facility, and are able to selectively apply our specific chemical programs given the customer environment (water quality, equipment type, etc.). The regular presence of the representative permits us to closely track the results of the program and to make modifications to the program as necessary for the highest efficiency.

The following two types of commercial arrangements are the most commonly used for the sale of multiple deliverables:

Production-based arrangements.    Our billing is based on a customer’s production-based formula (e.g., dollars per ton of paper produced) within certain technical parameters. We use a combination of our service chemicals, on-site technical expertise and equipment to satisfy the customer requirement. The chemicals and equipment used and on-site technical expertise required are highly correlated with the customer’s production. Revenue is recognized monthly based on the production-based formula.

Usage-based arrangements.    For these arrangements, we invoice according to the consumption of chemicals by the customer. The agreed price by kilogram or pound of chemical consumed also includes the availability of on-site expertise and the use of equipment to satisfy the customer requirement. Revenue is recognized monthly based on the usage-based formula.

For all of our commercial arrangements, we also record estimated reserves for anticipated non-collectible accounts and for product returns and other credits at the time revenue is recognized.

Impairment of Long-Lived Assets Other Than Intangibles

We conduct periodic reviews for idle equipment and review business plans for possible impairment implications. PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 6.9% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that PORTA-FEEDs could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEEDs and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED is not found, we write off the asset immediately.

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

Goodwill and Other Intangible Assets

Carrying values of goodwill, customer relationships, trademarks, trade names, patents, developed technology and other intangible assets are reviewed periodically for possible impairment using a discounted cash flow approach. The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved, and we may be required to recognize impairment charges.

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

The assets in the principal domestic pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 53% equity, 32% fixed income and 15% alternative investments such as hedge funds and private equity. Other assets such as real estate may be used judiciously to enhance portfolio returns and diversification.

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

We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, consultation with our actuary regarding the assumptions used by other large companies and consultation with our investment managers regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The expected long-term rate of return is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years in determining pension expense.

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

Income Taxes

We estimate our income tax consequences in each of the jurisdictions in which we operate in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. This results in recording deferred tax assets and liabilities in the consolidated balance sheet to recognize the temporary differences caused by the timing of recognition of income and expense for financial statement and tax purposes. Valuation allowances are determined based on the realizability of the deferred tax assets. Relevant factors to determine the realizability of the assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. Valuation allowances are established for those assets that are determined to be more likely than not to expire without benefit, or for which income of the proper character is not anticipated.

The effect of a valuation allowance expected to be necessary for a deferred tax asset at the end of the year for originating deductible temporary differences and carryforwards is included in the annual effective tax rate for the year. The effect of a change in the beginning-of-the-year balance of a valuation allowance resulting from a change in judgment about the realizability of the related deferred tax asset in future years is recognized in the interim period in which the change occurs.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved tax contingencies (including related interest) for positions that we consider the likelihood of being sustained to be less than probable. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

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

Executive Level Overview

In 2006, we met our key objectives on sales, earnings and cash generation.

Sales increased 8.8% to $3.6 billion in 2006 from $3.3 billion in the year ended December 31, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, sales increased 7.8%, including 3.6% real growth. We define real growth as organic growth less price increases that are passed on to simply recover higher costs. Foreign currency impacts added 1.0% to revenue growth in 2006.

Net earnings increased 76.5% to $120.4 million. Adjusted EBITDA of $680.1 million was up 12.8% from $603.0 million generated in 2005. We generated Free Cash Flow of $183.8 million in 2006, a solid improvement over the $121.5 million reported for 2005. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Year ended December 31
(dollars in millions)	2006	2005
Net cash provided by operating activities	$285.1	$201.8
Minority interests	(7.9)	(5.7)
Additions to property, plant, and equipment, net	(93.4)	(74.6)
Free cash flow	$183.8	$121.5

The business segments performed quite well in 2006, with Energy Services having an excellent year. For the year, Energy Services organic sales growth was 15.7%, with real growth contributing about two-thirds of that improvement. The Upstream Adomite business grew better than 25% organically, and both our Upstream Oil Field and Downstream businesses also grew at double-digit rates.

Growth in Energy Services has been driven by investments in innovative products and services as well as in hiring and training people ahead of expansion of the business. We did a significant amount of hiring and training at the beginning of the year to ensure we could handle the growth we saw coming. This enabled us to maintain business strength through the year. However, the pace of our growth was even better than expected. In 2007, we are again making sizable investments in hiring and training new sales and service engineers in select geographies.

The Industrial and Institutional Services (I&IS) business also had a good year in 2006, delivering 6.4% organic growth that included very good price gains. In North America, we performed particularly well in the Power, Chemicals, Food and Beverage, and Mining markets, with strong growth also taking place geographically in Latin America, Eastern Europe, the Middle East, and Africa. Process service business groups that produce personal care ingredients and colloidal micro-particle products used in investment casting, semiconductors, and catalyst systems also performed well. In I&IS as a whole, we are looking forward to expanding our pace of real growth as we are able to focus our sales engineers on expansion opportunities as we move through 2007.

Our 3D TRASAR cooling water technology continues to be a key advantage. Installations during 2006 surpassed the number during the prior 18 months and we now have more than 3,500 units installed. We have the greatest rate of success with our largest customers, but have significant room to grow our business with mid-sized and small customers. Only about 20% of our applications have come from competitively held accounts, while more than 80% of the water treatment business is served by competitors. As we improve our penetration with existing customers — who are our first priority with any new program — we can shift our attention to competitively held accounts. We believe we will continue to reap the benefits of improved margins and competitive advantage for several more years with 3D TRASAR, and have yet to see any real competitive response. In 2007, we intend to focus on faster market penetration with 3D TRASAR in Europe, Latin America, and Asia/Pacific.

One of the key levers we are pulling in 2007 is a change to profit-based compensation for the remainder of our sales force. This should also help improve our speed-to-market with 3D TRASAR. Our latest technology always offers greater net benefits to our customers, as well as better profitability for Nalco. So, a profit-oriented sales engineer will be more apt to learn and sell our newest technology than a revenue-compensated sales engineer.

Our Paper Services business had a challenging year, with sales up 2.2% organically, but ended with a strong fourth quarter and full innovation pipeline that provide reason for optimism. Cost increases have been the greatest on products used by our paper customers, including increases that occurred into the fourth quarter. Because of this, and market conditions, we have more work to do on price increases in this business. Innovation will play a key role in helping to improve sales and margins in our Paper business, and several new offerings are being met with good customer reception.

From the standpoint of Paper sales growth, we performed best in Latin America. We grew a bit more slowly in Asia/Pacific than in recent years, as we absorbed and stabilized the new paper machine business in China that we captured in 2005. Higher growth rates are expected once again in Paper in Asia/Pacific, as evidenced by new business run rates as we exited 2006.

The new leadership team brought to this business mid-year is focused on improving our speed-to-market with product innovation. We have an impressive and growing suite of value-added technologies to bring to our Paper customers, but had been slow in the past in the commercialization process. We are particularly pleased with initial progress in a new EXTRA White brightness enhancing technology and our PARETO wet-end optimization technology, which can save customers significant amounts of energy and water.

On a total Company basis, price increases were greater than the new costs incurred in 2006, making up for 2004 and 2005, during which our price achievement trailed the purchased material and freight cost increases we absorbed. Other cost increases, for the carrying costs of inventory and receivables, and for higher service and other operating expenses, still need to be covered with additional pricing. The pricing actions that are planned and being executed in 2007 will address these remaining issues.

Our principal business concern continues to be Europe. The challenges faced there are driven by the fact that we have continued to operate highly fragmented European entities since our integration in 1999 with Calgon and the collection of European water treatment companies then owned by Suez that were called Aquazur. The integration of these operations was never fully completed, including actions such as establishing shared service centers for finance, customer service and other activities. We remain in the process of making these changes, and can see progress being made each day. We look forward to serving our customers with a much better platform, and our business plans reflect expected steady improvement in our financial results in Europe as we progress in 2007.

Revenue growth in 2006 played an important role in our substantial earnings improvements, but net earnings also benefited from several other notable accomplishments:

•	Real growth of 3.6% was up from 2005’s hurricane and cost plagued 2.2%;

•	Margin restoration efforts made good progress. Our operating margin was 12.0% for 2006, compared to 2005’s 10.4%, with the fourth quarter sharply higher;

•	Our effective tax rate has continued to improve. Our effective rate for 2006 was 35.2%, down from 42.4% in 2005. We made important improvements to our foreign ownership structures and debt placements, and we expect that our rate for 2007 will remain below 36%. However, the adoption of Financial Accounting Standards Board Interpretation No. 48 effective January 1, 2007 brings the potential for greater quarter-to-quarter tax rate volatility; and

•	Cost savings of $71 million for the year fell just short of our annual target of $75 million. Delays in two large work process improvement projects prevented us from achieving our target. Our actual result drove our average annual savings over the past three years down to $83 million.

Cost savings more than offset additional compensation (excluding the impact of restoring our variable compensation program), benefits and investments we made during the year to expand research and development and our selling and service teams. The strength of the Energy Services business was a key part of our plan, so we invested in hiring and training new sales engineers, particularly in the first quarter. Those investments, which exceeded the levels we initially planned in the year, were rewarded with continued strong momentum through the year and a solid growth platform for 2007.

Following the twin difficulties in 2005 of unusually significant raw material cost increases and the U.S. Gulf Coast hurricanes, our 2006 results represented a return to solid, stable growth. This success was expected, and it was also important. While 2005 proved the strength of our business model, as we grew Adjusted EBITDA 3.0% despite difficult obstacles, we demonstrated in 2006 that we could quickly return to our long-term improvement targets.

2007 Outlook

Real growth in sales is expected to average about 4% in 2007, up modestly from the 3.6% achieved in 2006. Price is expected to play a more modest role in our sales gains in 2007, bringing our total organic growth to more than 5%. This comes after two years in which rapid increases in purchased materials and freight made cost recovery through pricing a critical part of our objectives.

Adjusted EBITDA should grow faster than revenues, with our growth target set at 10%. Year over year price increases will outpace costs as we catch up on some of the ancillary costs we have absorbed in the past, such as the indirect costs that come from rapid raw material cost moves — including the carrying costs of inventory.

In order to hit our aggressive earnings objectives, we again plan to gain $75 million in cost savings during 2007, with a modest bottom-line benefit after subtracting higher employee compensation and benefit costs and investments in expanding selling, service and research and development activities.

Free Cash Flow is targeted at better than 30% improvement, aided by earnings growth, strong improvements in operating working capital and lower tax payments outside the United States, partially offset by increased capital expenditures and non-operating working capital requirements for items such as variable incentive payments that will be paid in the first quarter of 2007.

Several key components in deriving Adjusted EBITDA and Free Cash Flow in 2007 are expected to be as follows:

•	Amortization expected at approximately $60 million;

•	Depreciation should be about $130 million;

•	Cash interest is targeted at approximately $220 million;

•	Cash taxes are projected at $100 million;

•	Capital expenditures are expected to be about $120 million. Normally, we would expect capital expenditures to run about $100 million. The temporary elevation to $120 million reflects projects we had planned to complete in 2005 and 2006, but that were delayed due to land title, permit and other issues;

•	Pension funding should be $20 million above expense;

•	Business process optimization cash costs are targeted at about $5 million; and

•	Net working capital is expected to be flat, as operating working capital gains are offset by uses of cash in non-operating working capital.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Consolidated

Net sales for the year ended December 31, 2006 were $3,602.6 million, an 8.8% increase from the $3,312.4 million reported for the year ended December 31, 2005. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 7.8%. Of this improvement, 4.2% was attributed to price increase, while the remaining 3.6% was driven by real growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,626.1 million for the year ended December 31, 2006 increased by $145.9 million, or 9.9%, over the $1,480.2 million for the year ended December 31, 2005. On an organic basis, gross profit increased by 8.8%. Higher sales volume and the impact of higher selling prices, partly offset by the effect of increased costs of raw and other purchased materials, contributed to this change. The improvement was also partly attributable to an inventory write-off of $9.0 million during the year ended December 31, 2005. In 2006, we recognized partial business interruption insurance recoveries of $2.5 million related to last year’s hurricanes. Gross profit margin for the year ended December 31, 2006 was 45.1% compared to 44.7% for the year-ago period.

Selling, administrative, and research expenses for the year ended December 31, 2006 of $1,113.5 million increased $84.8 million, or 8.2%, from $1,028.7 million for the year ended December 31, 2005. On an organic basis, selling, administrative, and research expenses increased 7.4%. Slightly more than half of this increase was attributable to selling expense, which was primarily due to higher salaries, commission expenses, employee benefits, bad debts, and outside services. Administrative expenses increased from the year-ago period due to higher employee incentive plan expenses, employee benefits, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure.

Amortization of intangible assets was $70.1 million and $81.6 million for the year ended December 31, 2006 and 2005, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $9.5 million for the year ended December 31, 2006. Business optimization expenses were $25.6 million for the year ended December 31, 2005, which included a $14.2 million charge to support a plan to de-layer our management structure and reduce costs in lower-performing business units.

Other income (expense), net unfavorably changed by $8.3 million from the net other income of $4.0 million for the year ended December 31, 2005. An unfavorable change in foreign exchange gains and losses of $8.8 million due mostly to the weakening of the U.S. dollar versus the euro during 2006 accounted for most of the variation.

Net interest expense, defined as the combination of interest income and interest expense, of $230.6 million for the year ended December 31, 2006 increased by $10.5 million from the $220.1 million reported for the year ended December 31, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the year ended December 31, 2006 was 35.2% compared to an effective tax rate for the year ended December 31, 2005 of 42.4%. The reduction in the effective tax rate is primarily caused by the growth in pretax earnings and the restructuring of our foreign operations to facilitate the tax-efficient repatriation of cash to the U.S.

Minority interest expense was $2.2 million higher than the $5.7 million for the year ended December 31, 2005, reflecting improved results for the Company’s non-wholly owned subsidiaries in Spain, Saudi Arabia, and Japan.

Segment Reporting

Net sales by reportable segment for the year ended December 31, 2006 and 2005 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2006	2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,593.1	$1,482.1	7.5%	1.1%	—	6.4%
Energy Services	1,052.2	899.7	17.0%	1.3%	—	15.7%
Paper Services	721.6	698.1	3.4%	1.2%	—	2.2%
Other	235.7	232.5	1.4%	(1.6)%	—	3.0%
Net sales	$3,602.6	$3,312.4	8.8%	1.0%	—	7.8%

The Industrial and Institutional Services division posted sales of $1,593.1 million for the year ended December 31, 2006, an increase of 7.5% over the $1,482.1 million for the year-ago period. Price increases accounted for almost three-fourths of the 6.4% organic increase in sales. Solid improvements were made in the Power, Chemical and Food and Beverage markets in North America, and strong growth was reported in Latin America, the emerging markets in Eastern Europe, the Middle East and Africa, and the Asian Mining market. Business units within the division that produce personal care ingredients and colloidal micro-particle products also posted exceptional sales gains.

The Energy Services division reported sales of $1,052.2 million for the year ended December 31, 2006, a 17.0% gain over the $899.7 million for the year ended December 31, 2005. Sales improved by 15.7% on an organic basis, with more than two-thirds of this improvement attributed to real growth. All three business units within the division — Adomite, Downstream, and OFC — reported double-digit organic improvements.

The Paper Services division posted sales of $721.6 million for the year ended December 31, 2006, a 3.4% increase over the $698.1 million reported for the year-ago period, with 2.2% attributed to organic growth. The North American region reported positive organic growth as a result of price increases, while organic improvements in Latin America and Asia were primarily the result of real growth. These organic growth gains were partly offset by a decline in the European region.

The 3.0% organic growth in sales reported by the ‘‘Other’’ segment was attributable to price gains made by our alternate channels business and Katayama Nalco joint venture, and real growth by our subsidiary in India.

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution is reconciled to consolidated earnings (loss) before income taxes and minority interests in Note 22 of our consolidated financial statements included in Item 8 of this Annual Report. Direct contribution by reportable segment for years ended December 31, 2006 and 2005 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2006	2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$360.9	$322.5	11.9%	1.2%	—	10.7%
Energy Services	224.1	173.0	29.5%	1.6%	—	27.9%
Paper Services	113.8	118.0	(3.6)%	1.4%	—	(5.0)%
Other	(55.2)	(65.9)	16.2%	(2.0)%	—	18.2%

Direct contribution of the Industrial and Institutional Services division was $360.9 million for the year ended December 31, 2006, an increase of 11.9% over the $322.5 million reported for the year ended December 31, 2005. Organically, direct contribution improved 10.7%. The Industrial and Institutional Services division’s success in implementing price increases contributed to most of the improvement.

The Energy Services division reported direct contribution of $224.1 million for the year ended December 31, 2006, a 29.5% increase over the $173.0 million reported for 2005. On an organic basis,

direct contribution increased 27.9%. Higher sales volume and the impact of price increases accounted for most of the improvement. Partial business interruption insurance recoveries of $2.5 million related to last year’s hurricanes recognized in 2006 also contributed to the increase. Operating expenses were up 7.9% organically from 2005 mainly as a result of higher salaries, commissions and benefit expenses.

The Paper Services division reported direct contribution of $113.8 million for the year ended December 31, 2006, a 3.6% decrease from the $118.0 million reported for 2005. Organically, direct contribution was down 5.0%, as costs of raw and other purchased materials continued to exceed price increases. Due to tight controls on spending, operating expenses were flat on an organic basis.

The direct contribution loss of $55.2 million reported in ‘‘Other’’ for the year ended December 31, 2006, represented an improvement of $10.7 million from the $65.9 million direct contribution loss reported for the year ended December 31, 2005. Significant contributors to the year-over-year change include supply chain variances that benefited 2006 results, unfavorable supply chain variances in 2005 due to the Gulf hurricanes, and favorable adjustments in 2005 for commissions and insurance/legal claims that did not recur in 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Consolidated

Net sales for the year ended December 31, 2005 were $3,312.4 million; a 9.2% increase from the $3,033.3 million reported for the year ended December 31, 2004. On an organic basis, net sales were up 7.2%. Of this improvement, 5.0% was attributed to price increases, while the remaining 2.2% was driven by favorable sales growth broadly spread across our customer base.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,480.2 million for the year ended December 31, 2005 increased by $25.7 million, or 1.8%, over the $1,454.5 million reported for the year ended December 31, 2004. On an organic basis and excluding the impact of a $14.6 million charge to cost of product sold during the year ended December 31, 2004 resulting from the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting at the date of the Acquisition, gross profit decreased by $16.0 million. This was primarily attributable to higher costs of raw and other purchased materials, totaling approximately $166.0 million in 2005, that grew at a faster pace than the impact of increases in the selling prices of our products of nearly $150.0 million. Gross profit margin for the year ended December 31, 2005 was 44.7% compared to 48.0% for the year ended December 31, 2004. Gross profit margin for the year ended December 31, 2004 was reduced approximately 48 basis points as a result of the aforementioned $14.6 million charge resulting from purchase accounting.

Selling, administrative, and research expenses for the year ended December 31, 2005 of $1,028.7 million decreased by $10.0 million, or 1.0%, from $1,038.7 million for the year ended December 31, 2004. On an organic basis, selling, administrative, and research expenses decreased by $29.2 million, or 2.8%, reflecting significantly lower incentive plan expenses. This decrease was offset by the effect of changes in foreign currency translation rates and the incremental impact of expenses of our Japanese joint venture, Katayama Nalco, for the first five months of 2005. The joint venture was formed on June 1, 2004.

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

Business optimization expenses, representing mostly employee severance and related costs, were $25.6 million for the year ended December 31, 2005, and included a $14.2 million charge to support a plan to de-layer our management structure and reduce costs in lower-performing business units.

Sponsor monitoring fees of $11.2 million were recorded during the year ended December 31, 2004, which covered monitoring, advisory and consulting services provided by affiliates of the Sponsors in relation to our affairs, including debt and equity offerings, relationships with bankers and lenders, and corporate strategy.

Sponsor monitoring agreement termination fee was a one-time charge of $35.0 million recorded during the year ended December 31, 2004. In connection with the public offering of our common stock in November 2004, the Monitoring Fee Agreement that had been entered into with affiliates of the Sponsors in November 2003 was amended and restated, pursuant to which we terminated the monitoring services provided by the Sponsors’ affiliates.

Other income (expense), net was a net income of $4.0 million and $2.9 million for the year ended December 31, 2005 and 2004, respectively. This favorable variation is due primarily to a favorable change in foreign currency transaction gains and losses of $6.7 million. This was partly offset by an increase in losses from asset write-offs and disposals of $4.2 million and a $1.6 million decrease in equity in earnings of unconsolidated subsidiaries.

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

The effective tax rate in 2005 is lower primarily because the tax cost related to the prior year restructuring does not repeat in 2004. In addition, the 2005 taxable repatriation of foreign earnings was reduced, in part, because of the restructuring.

	Year Ended December 31
(dollars in millions)	2005	2004
Earnings (loss) before income taxes as reported	$128.2	$(50.9)
Add back:
In-process R&D	—	122.3
Adjusted earnings (loss) before income taxes	$128.2	$71.4
Income tax provision (benefit) as reported	$54.3	$47.5
Effective income tax rate	42.4%	66.5%

The American Jobs Creation Act of 2004 (the Jobs Creation Act) created a onetime incentive for American companies to repatriate earnings from their foreign subsidiaries. During 2005, we completed a comparison of the benefits available to us under the Jobs Creation Act to those under other strategies for global cash and debt management, and we compared the benefits of implementing the incentive to the costs required to implement it. Based upon this analysis, we decided not to structure our earnings repatriation under the provisions of the Jobs Creation Act.

Minority interest expense was $0.1 million lower than the $5.8 million for the year ended December 31, 2004. Higher earnings were reported by the Company’s non-wholly owned subsidiaries in India and Japan; however, these were more than offset by lower earnings of our non-wholly owned subsidiaries in Saudi Arabia, Malaysia and Spain.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2005 and 2004 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2005	2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,482.1	$1,389.1	6.7%	1.2%	(0.1)%	5.6%
Energy Services	899.7	806.7	11.5%	1.3%	(0.7)%	10.9%
Paper Services	698.1	662.9	5.3%	1.4%	(0.5)%	4.4%
Other	232.5	174.6	33.2%	0.7%	19.5%	13.0%
Net sales	$3,312.4	$3,033.3	9.2%	1.3%	0.7%	7.2%

The Industrial and Institutional Services division reported organic growth of 5.6% in 2005, the majority of which was attributable to price increases, with solid gains, exclusive of price increases, posted by our water treatment business in the Latin American and Pacific regions, as well as our marine and Pacific region mining businesses. These gains were offset by sales declines, exclusive of price increases, in North America and, more notably, Europe. Difficulties in adapting work processes following our SAP system conversion in Europe on January 1, 2005, and the generally slower economy in our largest western European markets were among the causes of the sales decline in Europe. Higher sales during the three months ended December 31, 2004 was another contributing factor, as European customers purchased in advance to avoid risking any potential complications from the system conversion.

Despite lost sales in the Gulf of Mexico due to unusually disruptive hurricanes during 2005, the Energy Services division reported a strong organic improvement in sales of 10.9% in 2005, more than half of which represented growth. Strong performances were made by the Oil Field business, Downstream refining, and our petrochemical business.

Solid growth in Latin America, rapid growth in the Pacific region, and a more modest improvement in North America contributed to the 4.4% organic growth in Paper Services division sales in 2005. These improvements were partly offset by lower Paper Services sales in Europe, resulting from labor strikes faced by our Finnish customers earlier in the year and the aforementioned factors that affected Industrial and Institutional Services sales in the region.

Most of the organic improvement in ‘‘Other’’ sales in 2005 was attributable to alternate channel sales, our subsidiary company in India, and our Japanese joint venture, Katayama Nalco. The increase in ‘‘Other’’ sales attributable to acquisitions/divestitures represents the incremental impact of sales for the first five months of 2005 by Katayama Nalco, which was formed with Katayama Chemical Inc. on June 1, 2004.

Direct contribution by reportable segment for the years ended December 31, 2005 and 2004 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2005	2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$322.5	$314.5	2.5%	1.1%	—	1.4%
Energy Services	173.0	156.5	10.5%	1.6%	(1.2)%	10.1%
Paper Services	118.0	138.9	(15.0)%	1.6%	(1.0)%	(15.6)%
Other	(65.9)	(76.4)	13.7%	(0.7)%	6.4%	8.0%

The Industrial and Institutional Services division reported direct contribution of $322.5 million for the year ended December 31, 2005, an increase of 2.5% over the $314.5 million reported for the year ended December 31, 2004. Organically, direct contribution improved 1.4%. Although the Industrial and Institutional Services division did well in capturing price increases during 2005, our sales force was distracted from focusing on real growth. As a result, most of the organic growth in sales was offset by higher raw material and freight costs.

The Energy Services division reported direct contribution of $173.0 million for the year ended December 31, 2005, a 10.5% increase over the $156.5 million reported for 2004. On an organic basis, direct contribution increased 10.1%. Higher sales volume and the impact of price increases accounted for most of the improvement, partly offset by increased raw material and freight costs.

The Paper Services division reported direct contribution of $118.0 million for the year ended December 31, 2005, a 15.0% decrease from the $138.9 million reported for 2004. Organically, direct contribution was down 15.6%, as a competitive environment that was slower to respond to the rising raw and other purchased material costs challenged our ability to obtain price increases.

The direct contribution loss of $65.9 million reported in ‘‘Other’’ for the year ended December 31, 2005, represented a decrease of $10.5 million from the $76.4 million direct contribution loss reported for 2004. Organically, direct contribution improved 8.0%. This reflected the favorable impact of a $14.6 million charge to cost of product sold in 2004 resulting from the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting at the date of the Acquisition. This was partly offset by unfavorable supply chain variances attributable to the Gulf hurricanes. The change in ‘‘Other’’ direct contribution attributable to acquisitions/divestitures represents the incremental impact of Katayama Nalco for the first five months of 2005.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the year ended December 31, 2006, cash provided by operating activities was $285.1 million, an increase of $83.3 million from 2005. The improvement was mainly the result of the increase in net earnings and not making any payments in 2006 for 2005 variable incentive plans. Partly offsetting these improvements were higher contributions to the principal U.S. pension plan and higher cash requirements for inventories and accounts payable.

For the year ended December 31, 2005, cash provided by operating activities was $201.8 million, a $35.4 million decrease from the $237.2 million in 2004. Year-over-year, higher working capital requirements more than offset the increase in cash generated by earnings.

Investing activities.    Cash used for investing activities was $99.9 million for the year ended December 31, 2006, most of which was attributable to net property additions of $93.4 million. Of the remainder, $6.4 million relates to net cash used to increase the investment in our subsidiary in India.

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

Financing activities.    Net cash used for financing activities totaled $179.6 million and $125.9 million for the years ended December 31, 2006 and 2005, respectively, which was mostly attributable to a net decrease in borrowings. In 2006, we prepaid the remaining balance of $31.9 million on the U.S. dollar portion of our term loan A debt, made a scheduled payment on our euro-denominated term loan A debt of $3.2 million, and prepaid $170.0 million of our term loan B borrowings.

Most of the $125.9 million of cash used for financing activities during the year ended December 31, 2005 was attributable to prepayments of our term loan A debt totaling $99.0 million and a $22.0 million reduction in borrowings from our receivables facility.

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

Senior credit facilities.    Our revolving credit facility is part of our senior credit facilities that were entered into on November 4, 2003. Our senior credit facilities initially included a $300 million term loan A facility (including an €88.0 million tranche) maturing on November 4, 2009 and a $1,300 million term loan B facility maturing on November 4, 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR or Eurocurrency borrowings and may be reduced subject to our attaining certain leverage ratios. The applicable margin for borrowings under the term loan B facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50%. We also pay customary letter of credit fees.

The term loan A facility was scheduled to amortize each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and six. In addition to the $15.3 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $82.6 million using cash generated from operations and proceeds from the accounts receivable securitization facility. An additional $99.0 million and $35.1 million was repaid during the years ended December 31, 2005 and 2006, respectively, using cash provided by operations.

The term loan B facility was scheduled to amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on November 4, 2010. In addition to the $13.0 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $206.0 million using cash generated from operations and proceeds from the accounts receivable securitization facility. An additional $170.0 million was repaid during the year ended December 31, 2006, using mostly cash provided by operations.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. As of December 31, 2006, there were no outstanding borrowings under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries’ ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2006.

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

Subject to certain exceptions, the indentures governing the senior notes and senior subordinated notes permit our restricted subsidiaries and us to incur additional indebtedness, including secured indebtedness.

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

Adjusted EBITDA is calculated as follows:

	Year ended December 31
(dollars in millions)	2006	2005	2004
Net earnings (loss)	$120.4	$68.2	$(104.2)
Interest, net	230.6	220.1	203.1
Income tax provision	69.8	54.3	47.5
Depreciation	131.0	133.3	114.3
Amortization	70.1	81.6	96.3
EBITDA	621.9	557.5	357.0
Non-cash charges (1)	35.5	19.8	174.4
Business optimization expenses (2)	9.5	25.6	1.7
Unusual items (3)	19.1	6.4	45.9
Other adjustments (4)	(5.9)	(6.3)	6.3
Adjusted EBITDA	$680.1	$603.0	$585.3

(1)	Non-cash charges are further detailed on the following table:

	Year ended December 31
(dollars in millions)	2006	2005	2004
In-process research and development	$—	$—	$122.3
Inventory step-up	—	—	14.6
Asset write-offs	2.5	2.8	1.1
Profit sharing and 401(k) expense funded by Suez	25.6	13.2	27.8
Other	7.4	3.8	8.6
Non-cash charges	$35.5	$19.8	$174.4

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

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Non-cash charges also include the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Business optimization expenses for 2006, 2005 and 2004 include costs associated with the redesign and optimization of business and work processes. See Note 19 to Item 8 for more information.

(3)	Unusual items are further detailed on the following table:

	Year ended December 31
(dollars in millions)	2006	2005	2004
Pension settlements and curtailments	$1.7	$0.5	$0.1
Loss (gain) on sales, net of expenses	6.0	4.1	0.2
Other unusual items	11.4	1.8	45.6
	$19.1	$6.4	$45.9

Loss (Gain) on Sales, Net of Expenses

For the year ended December 31, 2006, we recorded a loss of $2.1 million from the sale-leaseback of our facility in Austria, and we also recognized losses of $1.2 million from the disposal of equipment at a plant in the U.K.

In 2005, we recognized an impairment loss of $2.4 million on a business that was held for sale.

Other Unusual Items

For the year ended December 31, 2006, the most significant other unusual items included $3.8 million of consultancy fees in connection with our work process redesign initiatives and $5.2 million of consulting and legal fees associated with our legal entity restructure.

In 2005, we wrote off $1.1 million of inventory, which pre-dated the Acquisition.

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

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the year ended December 31, 2006 are as follows:

	Covenant Level at December 31, 2006	Actual Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.75x	3.11x
Maximum net debt to Adjusted EBITDA ratio	6.00x	4.07x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.11x

(1)	Our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio which started at a minimum of 1.65x and a net debt to Adjusted EBITDA ratio which started at a maximum of 6.75x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $992.0 million that was outstanding under our term loan facilities as of December 31, 2006) and investments in similar business and other investments equal to 6% of Nalco Holdings LLC consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2006, the aggregate outstanding balance under these local lines of credit was approximately $24.9 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a three-year receivables facility on June 25, 2004 that provides up to $100.0 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions. At the closing, we received $92.0 million in proceeds, which we used to repay term loans under the senior credit facilities.

In connection with the receivables facility, we established a wholly owned consolidated bankruptcy-remote special purpose subsidiary, Nalco Receivables LLC (the ‘‘transferor’’), to which Nalco Company (the ‘‘seller’’) sells trade accounts receivable (the ‘‘receivables’’) pursuant to a receivables purchase agreement. Pursuant to a receivables transfer agreement, the transferor then transfers an undivided interest in the purchased receivables to the commercial paper conduit or the related bank sponsor (the ‘‘transferees’’) in exchange for cash. The transferor’s purchase of receivables from the seller is financed through the simultaneous transfer of this undivided interest in the purchased receivables, together with cash contributed to it by Nalco Company and the advances made by the seller under an intercompany note.

Nalco Company, as the receivables collection agent, services, administers and collects the receivables under the receivables transfer agreement for which it receives a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. Borrowings under the receivables facility bear interest at a floating base rate plus a usage fee. The usage fee varies based upon our leverage ratio as calculated under the senior credit facilities and is currently 0.90% of the amount funded. In addition, the transferor is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio and is currently 0.30% of the unused portion of the commitments. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of December 31, 2006, approximately $187.2 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $135.2 million would have been available for funding. As of December 31, 2006, we had $100.0 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2006:

	Payments Due By Period
(dollars in millions)	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Contractual Obligations:
Debt obligations:
Principal	$2,776.5	$123.5	$85.8	$1,839.1	$728.1
Interest	1,063.4	212.2	409.4	317.3	124.5
Total debt obligations	3,839.9	335.7	495.2	2,156.4	852.6
Operating lease obligations(1)	264.3	16.5	25.9	54.9	167.0
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities(3)(4)	297.7	53.2	87.8	63.6	93.1
Total	$4,401.9	$405.4	$608.9	$2,274.9	$1,112.7

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.

(2)	Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

(3)	Does not reflect obligations under the Contribution Agreement relating to our Profit Sharing and Savings Plan, for which Suez has agreed to reimburse us.

(4)	The amounts in long-term liabilities represent our expected minimum pension funding requirements for the principal domestic defined benefit pension plan through 2016. Minimum pension funding is defined by the current law in place without consideration of any past temporary pension funding relief or future proposed pension legislation. Amounts beyond 2016 are not reasonably estimable.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2004 through December 31, 2006, our cumulative cash flow from operations was $724.1 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in November 2009. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2006, there were no outstanding borrowings under the $250 million revolving credit facility, excluding $27.7 million of outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2006. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Commercial Commitments:
Standby letters of credit (1)	$43.4	$37.6	$5.6	$0.2	$—
Guarantees	—	—	—	—	—
Other commercial commitments	3.5	3.2	0.3	—	—
Total	$46.9	$40.8	$5.9	$0.2	$—

(1)	The final maturity of current instruments is subject to annual renewal.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on our financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007, as required. Because we are indemnified by Suez for material tax exposures that originate in periods prior to November 4, 2003, the cumulative effect of adopting FIN 48 will be recorded by adjusting our tax contingencies, long-term receivable for the indemnity, and retained earnings. We are in the process of determining the effects that adoption of FIN 48 will have on our financial statements, but we do not expect that it will be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and

132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are to be reported in comprehensive income and as a separate component of unitholder’s equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition provisions of SFAS No. 158 as of December 31, 2006, as required. The impact on our consolidated balance-sheet was not material. We are required to adopt the measurement date provisions of SFAS No. 158 no later than December 31, 2008. Retrospective application of both the recognition and measurement date provisions of SFAS No. 158 is not permitted.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We began applying the provisions of SAB 108 to our financial statements for the year ended December 31, 2006, as required, which had no effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

We elected to adopt SFAS No. 123(R) as of October 1, 2004, using the modified-prospective transition method. Compensation cost charged to earnings for our equity compensation plans was $1.8 million, $0.3 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, SFAS No. 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred after December 31, 2005. Adoption of this statement did not have a material effect on our financial statements.

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

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2006, we recorded a $63.3 million non-cash pretax loss in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2006 and 2005, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $2.0 million and $1.3 million, respectively.

At December 31, 2006, Nalco Company’s 2007 forecasted natural gas utility requirements were approximately 70% hedged utilizing natural gas forward contracts at an average cost of $9.21 per MMBTU. These contracts had a notional value of $9.9 million and have delivery dates from January 2007 through December 2007. Based on year-end NYMEX prices, we had a net unrealized loss on our natural gas forward contracts at December 31, 2006 of $2.4 million. Assuming that year-end natural gas prices were to increase or decrease by 10%, the gain or loss in fair value would be less than $0.8 million.

At December 31, 2006, we had $1,116.4 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $11.2 million per year.

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
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited the accompanying consolidated balance sheets of Nalco Holdings LLC and subsidiaries (Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, unitholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holdings LLC and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nalco Holdings LLC’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nalco Holdings LLC maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nalco Holdings LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nalco Holdings LLC maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nalco Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nalco Holdings LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, unitholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
March 1, 2007

Nalco Holdings LLC and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$37.3	$30.8
Trade accounts receivable, less allowances of $19.0 and $16.6 in 2006 and 2005, respectively	695.3	622.3
Inventories	340.7	313.2
Deferred income taxes	29.0	21.1
Prepaid expenses and other current assets	65.1	62.0
Total current assets	1,167.4	1,049.4
Property, plant, and equipment, net	743.4	755.3
Goodwill	2,299.9	2,196.7
Other intangible assets, net	1,169.5	1,227.5
Deferred financing costs	43.6	54.3
Receivable from former shareholder	60.0	73.2
Other noncurrent assets	174.9	197.8
Total assets	$5,658.7	$5,554.2
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$288.2	$285.4
Accrued expenses	137.5	135.7
Accrued compensation	108.8	67.5
Short-term debt	150.2	22.6
Income taxes	34.7	31.9
Total current liabilities	719.4	543.1
Long-term debt	2,653.0	2,890.7
Deferred income taxes	352.9	380.7
Accrued pension benefits	430.7	416.4
Other liabilities	250.0	278.9
Minority interest	12.6	11.2
Unitholder’s equity	1,240.1	1,033.2
Total liabilities and unitholder’s equity	$5,658.7	$5,554.2

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated Statements of Operations
(dollars in millions)

	Year ended December 31
	2006	2005	2004
Net sales	$3,602.6	$3,312.4	$3,033.3
Operating costs and expenses:
Cost of product sold	1,976.5	1,832.2	1,578.8
Selling, administrative and research expenses	1,113.5	1,028.7	1,038.7
Amortization of intangible assets	70.1	81.6	96.3
In-process research and development	—	—	122.3
Business optimization expenses	9.5	25.6	1.7
Sponsor monitoring fees	—	—	11.2
Sponsor monitoring agreement termination fee	—	—	35.0
Total operating costs and expenses	3,169.6	2,968.1	2,884.0
Operating earnings	433.0	344.3	149.3
Other income (expense), net	(4.3)	4.0	2.9
Interest income	9.1	8.5	10.1
Interest expense	(239.7)	(228.6)	(213.2)
Earnings (loss) before income taxes and minority interests	198.1	128.2	(50.9)
Income tax provision	69.8	54.3	47.5
Minority interests	(7.9)	(5.7)	(5.8)
Net earnings (loss)	$120.4	$68.2	$(104.2)

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated Statements of Unitholder’s Equity
(dollars in millions)

	Capital Account	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
Balance at January 1, 2004	$1,001.9	$(24.1)	$91.2
Capital contributions	11.0	—	—
Net loss	—	(104.2)	—	$(104.2)
Other comprehensive income (loss):
Loss on derivatives – net of tax benefit of $0.2	—	—	(0.2)	(0.2)
Currency translation adjustments – net of tax of $7.5	—	—	42.1	42.1
Comprehensive loss				$(62.3)
Balance at December 31, 2004	1,012.9	(128.3)	133.1
Share-based compensation	0.3	—	—
Net earnings	—	68.2	—	$68.2
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax benefit of $0.8	—	—	(1.8)	(1.8)
Gain on derivatives – net of tax of $0.2	—	—	0.2	0.2
Currency translation adjustments – net of tax of $7.9	—	—	(51.4)	(51.4)
Comprehensive income				$15.2
Balance at December 31, 2005	1,013.2	(60.1)	80.1
Share-based compensation	1.8	—	—	—
Net earnings	—	120.4	—	$120.4
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax of $0.4	—	—	0.8	0.8
Loss on derivatives – net of tax benefit of $0.8	—	—	(1.3)	(1.3)
Currency translation adjustments – net of tax benefit of $17.4	—	—	87.0	87.0
Comprehensive income				$206.9
Adjustment to adopt FAS 158 – net of tax benefit of $5.6	—	—	(1.8)
Balance at December 31, 2006	$1,015.0	$60.3	$164.8

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in millions)

	Year ended December 31
	2006	2005	2004
Operating activities
Net earnings (loss)	$120.4	$68.2	$(104.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	131.0	133.3	114.3
Amortization	70.1	81.6	96.3
In-process research and development	—	—	122.3
Amortization of deferred financing costs and accretion of senior discount notes	11.4	10.8	11.2
Equity in earnings of unconsolidated subsidiaries, net of distributions	1.9	2.5	2.8
Deferred income taxes	(19.1)	(28.2)	(49.2)
Amortization of unearned employee compensation and accretion of obligation	25.6	13.2	27.8
Defined benefit pension plan expense	44.9	43.9	39.8
Defined benefit pension plan contributions	(70.8)	(30.0)	(13.7)
Other, net	21.6	17.3	16.6
Changes in current assets and liabilities:
Trade accounts receivable	(40.6)	(59.9)	(86.4)
Inventories	(15.4)	(8.1)	(10.9)
Accounts payable	(8.8)	29.8	96.3
Other	12.9	(72.6)	(25.8)
Net cash provided by operating activities	285.1	201.8	237.2
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	—	(3.2)	25.3
Business purchases/sales, net	(6.4)	—	(2.3)
Additions to property, plant, and equipment, net	(93.4)	(74.6)	(91.8)
Other investing activities	(0.1)	0.1	(4.1)
Net cash used for investing activities	(99.9)	(77.7)	(72.9)
Financing activities
Proceeds from long-term debt	—	24.3	269.8
Payments of long-term debt	(205.6)	(145.8)	(477.0)
Short-term debt, net	30.8	2.9	(34.8)
Deferred financing costs	(0.8)	(1.3)	—
Capital contributions	—	—	11.0
Other financing activities	(4.0)	(6.0)	(0.9)
Net cash provided by (used for) financing activities	(179.6)	(125.9)	(231.9)
Effect of foreign exchange rate changes on cash and cash equivalents	0.9	(0.6)	0.8
Increase (decrease) in cash and cash equivalents	6.5	(2.4)	(66.8)
Cash and cash equivalents at beginning of the period	30.8	33.2	100.0
Cash and cash equivalents at end of the period	$37.3	$30.8	$33.2
Supplemental cash flows information
Cash paid during the period for:
Interest	$226.3	$217.6	$206.7
Income taxes	88.6	80.4	92.3

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
December 31, 2006

1.    Description of Business and Change in Ownership

Description of Business

We are engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Change in Ownership

On November 4, 2003, Nalco Holdings LLC (the Buyer), a newly formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement (as amended, the Stock Purchase Agreement) with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (as defined below) for $4,127.1 million including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

The Ondeo Nalco Group (the Predecessor) included Ondeo Nalco Company and subsidiaries (ONC) and certain subsidiaries of Nalco International SAS (NIS) plus Calgon Europe Limited (UK), owned by Degremont (a former related party). Ondeo Industrial Solutions North America, a subsidiary of ONC, was excluded from the Predecessor, as the Buyer did not acquire it.

2.    Summary of Significant Accounting Policies

Basis of Presentation

All intercompany balances and transactions are eliminated. Investments in companies or partnerships in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are reported using the equity method.

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

Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2005 and 2004 and to the consolidated balance sheet at December 31, 2005 to conform to the current year presentation.

These reclassifications had no effect on net earnings (loss) reported for any period.

Foreign Currency Translation

Local currencies are the functional currencies for most foreign operations. Their balance sheets and income statements are translated at current and average exchange rates, respectively, with any resulting translation adjustments included in the currency translation adjustment account in

2.    Summary of Significant Accounting Policies (continued)

unitholder’s equity. The financial statements of any foreign subsidiaries that operate in highly inflationary environments are translated using a combination of current, average, and historical exchange rates, with the resulting translation impact included in results of operations. Exchange adjustments resulting from transactions executed in different currencies are included in other income (expense) in the statements of operations.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. We believe the likelihood of incurring material losses due to concentration of credit risk is remote. The principal financial instruments subject to credit risk are as follows:

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. Our policy is generally to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 57% and 56% of the inventories at December 31, 2006 and 2005, respectively, are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts would have been $1.3 million lower at December 31, 2006 and $2.4 million higher at December 31, 2005, if the FIFO method of accounting had been used for all inventories.

The LIFO method is used only in the United States. Most of the countries outside of the United States where we have subsidiaries do not permit the use of the LIFO method. In those countries where its use is permitted, we have not adopted the LIFO method of inventory valuation because the value of the inventories in those countries is not significant.

2.    Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and impairment, if any, recorded as expense in the period of impairment.

We amortize customer relationships using a declining-balance method over an estimated useful life of 16 years to reflect the pattern in which the economic benefits of that asset are realized. This amortization method considers the expected rate of customer attrition, which was based on historical attrition data that was also used in estimating the fair value of the customer relationship intangible acquired at the Acquisition date.

The straight-line method is used for all other assets subject to amortization. Patents and developed technology are being amortized over an estimated useful life of 10 years.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified as interest expense in the statement of operations, was $11.4 million, $10.8 million and $11.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The liability is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.

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

We reserve tax contingencies (including related interest) for tax positions taken for which the likelihood of being sustained is considered to be less than probable. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

2.    Summary of Significant Accounting Policies (continued)

Derivative Instruments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, derivatives are recognized as either assets or liabilities in the balance sheets at fair value.

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

Cost of Product Sold

Cost of product sold includes the cost of inventory (materials and conversion costs) sold to customers, shipping and handling costs, and certain warehousing costs. It also includes inbound freight charges, purchasing and receiving costs, packaging, quality assurance costs, internal transfer costs, and other costs of our distribution network. It also includes supply chain administration, safety, health and environmental administration, and the costs of labor for services provided, whether as saleable services or as part of a multiple deliverables arrangement.

Selling, Administrative and Research Expenses

Selling expenses, which include the cost of our sales force and marketing staff and their related expenses, were $843.8 million, $795.0 million and $791.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans. Administrative expenses were $208.1 million, $175.2 million and $190.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and development expenses represent the cost of our research and development personnel and their related expenses, including research facilities in the United States, the Netherlands and Singapore. Research and development expenses, excluding costs to acquire in-process research and development, totaled $61.6 million, $58.5 million and $56.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Research and development costs are charged to expense as incurred. Purchased in-process research and development costs were $122.3 million for the year ended December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs. This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, SFAS No. 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred after December 31, 2005. Adoption of this statement did not have a material effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies

2.    Summary of Significant Accounting Policies (continued)

the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007, as required. Because we are indemnified by Suez for material tax exposures that originate in periods prior to November 4, 2003, the cumulative effect of adopting FIN 48 will be recorded by adjusting our tax contingencies, long-term receivable for the indemnity and retained earnings. We are in the process of determining the effects that adoption of FIN 48 will have on our financial statements, but we do not expect that it will be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are to be reported in comprehensive income and as a separate component of unitholder’s equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. The impact on our consolidated balance sheet is disclosed in Note 14. We are required to adopt the measurement date provisions of SFAS No. 158 no later than December 31, 2008.

Retrospective application of both the recognition and measurement date provisions of SFAS No. 158 is not permitted.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We began applying the provisions of SAB 108 to our financial statements for the year ended December 31, 2006, as required, which had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on our financial statements.

3.    Acquisitions and Divestitures

In November 2006, we increased the investment in our subsidiary in India from 80% to more than 97%. The purchase price for this additional investment was $6.4 million, net of a reimbursement of $8.3 million received from Suez pursuant to the terms of the Stock Purchase Agreement. A tender offer is outstanding for the remaining shares not owned by us. The purchase price exceeded the fair value of the net tangible assets acquired by $3.9 million, which was allocated to goodwill.

We acquired two businesses and certain patents during 2004 for a combined purchase price of $2.5 million, net of cash acquired. Each of these acquisitions was treated as a purchase, and their results of operations have been included in the consolidated financial statements since their respective dates of acquisition. The purchase price exceeded the fair value of tangible net assets by $2.5 million, which was allocated to other intangible assets and patents and developed technology.

In June 2004, we formed a joint venture in Japan with Katayama Chemical Inc. to provide water treatment and process improvement services, chemicals, and equipment to Japanese industrial and institutional customers. The results of this joint venture,

Katayama Nalco Inc., are included in our consolidated financial statements since we exercise control over it.

We sold a business during 2004 for approximately $0.2 million. No gain or loss was recorded on the sale.

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

4.    Securitization of Accounts Receivable

In June 2004, we entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under our senior credit facilities. The facility provides up to $100.0 million in funding, based on availability of eligible trade accounts receivable and other customary factors.

In connection with the facility, we established a bankruptcy-remote, wholly owned, special purpose limited liability company (the ‘‘Transferor’’), into which Nalco Company, a wholly owned subsidiary of Nalco Holdings LLC, (the ‘‘Seller’’) transfers all eligible trade accounts receivable (the ‘‘Receivables’’). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the ‘‘Transferees’’) in exchange for cash.

The financing fee charged by the Transferees under the facility is based on the amount funded and the conduit’s cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under our senior credit facilities. A commitment fee that varies based on the same ratio and the unused portion of the facility is also charged by the conduit. Under the facility, Nalco Company services, administers and collects the Receivables, for which it receives a monthly servicing fee of 1% per annum of the average daily outstanding balance of Receivables.

Availability of funding under the facility depends primarily upon the outstanding Receivables balance from time to time. The facility may be terminated for, among other reasons, material breaches of representations and warranties, bankruptcies of the Seller or the Transferor, a judgment or order for the payment of money rendered against the Transferor, cross-defaults to our other debt, or breach of specified financial covenants. We are currently in compliance with these covenants.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the facility being recorded as interest expense. We had outstanding borrowings of $100.0 million and $75.3 million at December 31, 2006 and 2005, respectively, under the facility.

5.    Inventories

Inventories consist of the following:

	December 31, 2006	December 31, 2005
Finished products	$264.5	$242.6
Raw materials and work-in-process	76.2	70.6
	$340.7	$313.2

6.    Goodwill

Changes in the carrying value of goodwill from January 1, 2005 to December 31, 2006 are summarized below:

Balance as of January 1, 2005	$2,368.3
Adjustments to deferred income taxes	(71.6)
Adjustment to Ondeo Nalco Group purchase price	(2.5)
Excess accruals for costs to exit activities	(0.4)
Effect of foreign currency translation	(97.1)
Balance as of December 31, 2005	2,196.7
Acquisitions	3.9
Excess accruals for costs to exit activities	(1.0)
Other	(2.2)
Effect of foreign currency translation	102.5
Balance as of December 31, 2006	$2,299.9

During 2005, we adjusted certain deferred tax liabilities related to purchase accounting, primarily related to intangible assets. As a result, goodwill and deferred tax liabilities were reduced by $71.6 million.

We evaluate goodwill for impairment in the fourth quarter of each year and whenever a triggering event occurs. We completed our annual goodwill impairment test in the fourth quarter 2006 and determined that no goodwill was impaired.

7.    Other Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$507.2	$(237.9)	$486.4	$(169.8)
Patents and developed technology	100.6	(32.3)	100.5	(22.2)
Other	2.5	(0.6)	2.4	(0.3)
Intangibles not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
Pension asset	—	—	0.5	—
	$1,440.3	$(270.8)	$1,419.8	$(192.3)

Estimated annual amortization expense for the years 2007 through 2011 is as follows:

Year ending December 31
2007	$60.7
2008	52.1
2009	45.0
2010	39.1
2011	34.2

8.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez

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

Pursuant to the Stock Purchase Agreement, we entered into an agreement (the Reimbursement Agreement) with Suez on November 4, 2003, whereby Suez shall reimburse us for all contributions we make to the Trust in order to satisfy our obligations under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, we recorded a receivable from Suez of $112.7 million, equivalent to our recorded liability to the Trust, and recorded a $115.0 million unearned employee profit sharing asset, which is being amortized to reflect profit sharing expense in the period earned by employees. Interest accretes on this receivable at the same rate that it accretes on our obligation to

8.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez (continued)

the Trust. The receivable does not have specific due dates, but under the terms of the Reimbursement Agreement, Suez is required to reimburse us immediately after we make any contributions to the Trust. The receivable is not secured by any Suez asset. However, under the terms of a sublease agreement with Leo Holding Company (Leo), a subsidiary of Suez, whereby we sublease our corporate headquarters and research facility from Leo, if Suez fails to pay any of the payments it is required to make under the Reimbursement Agreement, we have the right to set off such overdue amounts against the rent due under the sublease agreement (see Note 13). Conversely, under the terms of the Reimbursement Agreement, if we fail to pay when due any sublease rent (as defined in the sublease agreement), Suez shall have the right to reduce its reimbursement obligations to us pursuant to the Reimbursement Agreement by an amount equal to such shortfall.

Contributions to the Trust and expenses recorded related to the Contribution Agreement are as follows:

	Year ended December 31
	2006	2005	2004
Contributions to the Trust	$16.9	$21.5	$14.2
Expense recorded:
Amortization of unearned employee profit sharing	$20.5	$7.0	$20.8
Accretion of obligation to Trust	5.1	6.2	7.0
Total included in operating expenses	$25.6	$13.2	$27.8

Payments received from Suez and income recorded related to the reimbursement arrangement are as follows:

	Year ended December 31
	2006	2005	2004
Payments received from Suez	$16.9	$21.5	$14.2
Income recorded:
Accretion of receivable from Suez	$5.1	$6.2	$7.0

9.	Property, Plant, and Equipment

Property, plant, and equipment (including major improvements) are recorded at cost. Depreciation of buildings and equipment is calculated over their estimated useful lives generally using the straight-line method.

The estimated useful lives of the major classes of depreciable assets acquired since the date of the Acquisition are as follows: buildings – 33 to 40 years; software – 5 years; equipment – 3 to 15 years.

Interest capitalized during 2006, 2005 and 2004 was $0.5 million, $0.2 million and $1.6 million, respectively.

9.	Property, Plant, and Equipment (continued)

Property, plant, and equipment consist of the following:

	December 31, 2006	December 31, 2005
Land	$76.0	$74.8
Buildings	175.6	164.3
Software	117.9	104.0
Equipment	791.4	697.1
	1,160.9	1,040.2
Accumulated depreciation	(417.5)	(284.9)
Property, plant, and equipment, net	$743.4	$755.3

During 2006, we recognized $3.6 million of asset retirement obligations for remediation and demolition activities at certain manufacturing sites where legal obligations associated with the retirement of tangible long-lived assets exist and a range of potential settlement dates for the obligations can be determined. The liability for other asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable.

We will recognize the liability when sufficient information exists to estimate a range of potential settlement dates.

10.    Income Tax

The provision (benefit) for income taxes was calculated based upon the following components of earnings (loss) before income taxes and minority interests:

	Year ended December 31
	2006	2005	2004
United States	$7.3	$(62.3)	$(216.4)
Foreign	190.8	190.5	165.5
Earnings (loss) before income taxes and minority interests	$198.1	$128.2	$(50.9)

The components of the income tax provision are as follows:

	Year ended December 31
	2006	2005	2004
Current:
United States	$(0.3)	$(4.6)	$18.3
State and local	0.8	0.6	0.2
Foreign	88.4	86.5	78.2
Total current	88.9	82.5	96.7
Deferred:
United States	1.1	(10.0)	(27.6)
State and local	(1.4)	(0.7)	(3.9)
Foreign	(18.8)	(17.5)	(17.7)
Total deferred	(19.1)	(28.2)	(49.2)
Income tax provision	$69.8	$54.3	$47.5

10.    Income Tax (continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) are as follows:

	December 31, 2006	December 31, 2005
Retirement benefits	$65.7	$50.9
Pension	120.0	136.1
United States net operating loss carryforwards	56.2	55.8
Foreign tax loss carryforwards	48.6	38.7
Leveraged lease investments	6.7	4.1
Accruals	29.0	18.1
Other deferred tax assets	73.5	50.1
Total deferred tax assets	399.7	353.8
Valuation allowance	(75.2)	(51.4)
Net deferred tax assets	$324.5	$302.4
Property	$(122.8)	$(129.3)
Software amortization	(5.4)	(7.7)
Intangible assets	(479.4)	(468.2)
Other deferred tax liabilities	(40.8)	(56.8)
Total deferred tax liabilities	(648.4)	(662.0)
Net deferred tax assets	324.5	302.4
Total deferred income taxes	$(323.9)	$(359.6)
Included in:
Deferred income taxes – current asset	$29.0	$21.1
Deferred income taxes – noncurrent liability	(352.9)	(380.7)
	$(323.9)	$(359.6)

These deferred tax assets and liabilities are classified in the balance sheets based on the balance sheet classification of the related assets and liabilities.

Pursuant to the Stock Purchase Agreement, Suez has provided an indemnity for certain contingent taxes that relate to periods prior to November 4, 2003.

10.    Income Tax (continued)

The effective rate of the provision for income taxes differs from the United States statutory federal tax rate due to the following items:

	Year ended December 31
	2006	2005	2004
United States statutory federal tax rate	$69.3	$44.9	$(17.8)
State income taxes, net of federal benefits	(0.6)	(0.1)	(2.4)
Foreign tax rate differential	(13.0)	(7.7)	(3.4)
Withholding taxes	8.1	6.4	8.7
In-process research and development	—	—	42.8
U.S. tax on foreign earnings	3.8	9.7	18.7
U.S. tax on subsidiary disposition	—	—	1.8
Credits and incentives	(1.7)	(1.3)	(2.4)
Fixed asset revaluation	—	—	(2.7)
Changes in valuation allowances	(2.4)	(1.8)	0.2
Tax contingency accrual	3.1	1.2	1.2
Nondeductible items	5.8	5.1	4.4
Other	(2.6)	(2.1)	(1.6)
Income tax provision	$69.8	$54.3	$47.5

No provision has been made for United States or foreign income taxes related to approximately $573.0 million of undistributed earnings of foreign subsidiaries at December 31, 2006, as we consider these earnings to be permanently reinvested. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

The Internal Revenue Service (the Service) has completed its examination of the consolidated federal income tax returns of our subsidiary, Nalco Company, and Nalco Company’s subsidiaries for the years 2003 and 2004. The Service has disallowed federal tax deductions for a series of expenses, some of which will continue to amortize for tax purposes through 2011. These expenses relate to fees paid to the Sponsors and financial institutions for debt issuance and consulting services. We believe that the deductions as reflected in our audited financial statements are proper, and no reserve has been taken for these amounts. We intend to vigorously pursue all of our remedies, including litigation if necessary, with the expectation that the deductions should be sustained on their merits. Nonetheless, should the Service prevail on the disallowance of any of these expenses, any incremental tax would offset existing net operating loss carryforwards, rather than require an immediate cash payment. Because a substantial portion of the disputed deductions create temporary differences, that portion of the disallowed tax benefits would be charged to deferred tax liabilities and not the tax provision.

Portion deducted through December 31, 2006	$85.9
Remaining deductions through December 31, 2011	30.3
Total deductions disputed	$116.2

We have United States federal net operating losses of approximately $129.1 million ($45.2 million tax effect) expiring between 2020 and 2027. A valuation allowance has been established on $23.1 million ($8.1 million tax effect) of certain separate return limitation year amounts, that if released would be credited to goodwill. The earliest expiration of the net operating loss carryforward that does not have a valuation allowance is 2024. We have identified a tax planning strategy that would be implemented prior to 2024 in order to utilize the losses if future taxable income does not otherwise utilize the operating loss carryforwards.

We have state net operating loss carryforwards, which could reduce future taxes by $11.0 million. A valuation allowance of $3.3 million has been established for the portion of which realization is

10.    Income Tax (continued)

uncertain due to relatively short carryforward periods. Implementation of the tax planning strategy for the United States federal losses would also utilize the losses of the states with longer carryforward periods.

We have United States foreign tax credit carryforwards of $19.9 million. A full valuation allowance has been established, as it is uncertain that we will be eligible to utilize the credits.

We have approximately $113.7 million ($34.1 million tax effect) of U.K. capital loss carryforwards that do not expire. The losses can only be used to offset future capital gains in the U.K. A full valuation allowance has been established pending the recognition of taxable U.K. capital gains.

We have a net operating loss carryforward in Brazil of approximately $16.5 million ($5.6 million tax effect), which does not expire. A full valuation allowance has been established, as we do not foresee future taxable income to utilize the loss carryforward in this entity.

We have net operating loss carryforwards in The Netherlands of approximately $29.8 million ($7.6 million tax effect) that do not expire under current law. A valuation allowance has been established on $16.5 million ($4.2 million tax effect) associated with a fiscal unity that is not expected to generate taxable income to utilize the loss carryforward.

We have other foreign net operating loss carryforwards with approximately $1.4 million tax effect that expire no sooner than 2015, for which no valuation allowance is considered necessary.

11.    Debt

Debt consists of the following:

	December 31, 2006	December 31, 2005
Short-term
Checks outstanding and bank overdrafts	$25.8	$17.9
Notes payable to banks	0.9	0.9
Current maturities of long-term debt	23.5	3.8
Securitized trade accounts receivable facility	100.0	—
	$150.2	$22.6
Long-term
Securitized trade accounts receivable facility	$—	$75.3
Term loan A, due November 2009	81.0	107.6
Term loan B, due November 2010	911.0	1,081.0
Senior notes, due November 2011	928.1	900.7
Senior subordinated notes, due November 2013	728.1	700.7
Unsecured notes, due May 2008	27.8	27.8
Other	0.5	1.4
	2,676.5	2,894.5
Less: Current portion	23.5	3.8
	$2,653.0	$2,890.7

The weighted-average interest rate on short-term debt was 5.5% and 4.6% at December 31, 2006 and December 31, 2005, respectively.

In connection with the Acquisition, Nalco Company, a wholly owned indirect subsidiary of Nalco Holdings LLC, issued senior notes and senior subordinated notes in a private offering and entered into senior secured credit facilities.

On November 4, 2003, Nalco Company issued senior notes and senior subordinated notes (Notes). The senior notes were issued in the principal amount of $665.0 million and €200.0 million and bear

11.    Debt (continued)

interest at 7.75%. The senior subordinated notes were issued in the principal amount of $465.0 million and €200.0 million and bear interest at 8.875% and 9.0%, respectively. Interest is payable semi-annually on May 15 and November 15. The Notes do not have required principal payments prior to maturity. Nalco Holdings LLC and Nalco Company’s direct and indirect domestic subsidiaries that guarantee its obligations under the senior credit facilities guarantee the Notes.

At its option, Nalco Company may redeem some or all of the senior notes and senior subordinated notes, beginning November 15, 2007 and November 15, 2008, respectively, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Senior notes		Senior subordinated notes
Period	Redemption Price	Period	U.S. dollar Redemption Price	Euro Redemption Price
2007	103.875%	2008	104.438%	104.500%
2008	101.938%	2009	102.958%	103.000%
2009 and thereafter	100.000%	2010	101.479%	101.500%
		2011 and thereafter	100.000%	100.000%

Nalco Company may redeem some or all of the senior notes and senior subordinated notes, prior to November 15, 2007 and November 15, 2008, respectively, at a price equal to the principal amount of the notes, plus a specified ‘‘make-whole’’ premium.

On November 4, 2003, Nalco Company entered into senior secured credit facilities which provided for a revolving credit facility and three term loans: a $200.0 million term loan A, a €88.0 million term loan A, and a $1,300.0 million term loan B. The senior secured credit facilities are unconditionally guaranteed by Nalco Holdings LLC, Nalco Company, and certain domestic subsidiaries of Nalco Holdings LLC (collectively, the Guarantors). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the Guarantors. The revolving credit facility, which expires in November 2009, provides for borrowings up to $250 million, a portion of which may be made available to Nalco Company’s non-U.S. subsidiary borrowers in euros. The revolving credit facility also includes borrowing capacity available for letters of credit. The facility bears interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the greater of (1) the prime rate, (2) the three-month certificate of deposit rate plus 0.5%, and (3) the federal funds rate plus 0.5% or (b) LIBOR or EURIBOR plus an applicable margin ranging from 1.0% to 2.5%, depending on the type of borrowing and our leverage ratio, as defined in the credit agreement. Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.5% on the unused portion of the revolving credit facility. We are also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to LIBOR or EURIBOR plus an applicable margin, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees. As of December 31, 2006, we had $27.7 million in outstanding letters of credit, none of which had been drawn against.

Term loan A bears interest at the same rate as the revolving credit facility. The applicable margin for borrowings under the term loan B facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. Unlike the term loan A and the revolving credit facility, term loan B is not subject to adjustment based on our leverage ratio (as defined in the credit agreement).

Using mostly cash generated from operations during 2006, we made scheduled payments under our term loan facilities of $3.2 million, and we prepaid an additional $201.9 million of term loan borrowings. We prepaid $99.0 million of term loan borrowings

11.    Debt (continued)

during 2005 using cash generated from operations. In addition to the $28.6 million of scheduled payments in 2004 under term loan facilities, we prepaid an additional $288.3 million using cash generated from operations and $92.0 million in proceeds from an accounts receivable securitization. We also repaid $15.0 million of revolving credit facility borrowings during the year ended December 31, 2004.

At December 31, 2006, we had $992.0 million outstanding under the senior secured credit facilities with a weighted-average interest rate of 7.08%. The amounts outstanding, as well as the base rates and applicable margins, at December 31, 2006 and December 31, 2005 were as follows:

	2006			2005
	Amount	Weighted Average Base Rate	Applicable Margin	Amount	Weighted Average Base Rate	Applicable Margin
Term loan A (U.S. dollar)	—	—	—	$31.9	7.25%	1.50%
Term loan A (euro)	€61.6	3.75%	2.25%	€64.2	2.53%	2.50%
Term loan B	$911.0	5.43%	1.75%	$1,081.0	4.34%	1.98%

The $27.8 million of unsecured notes bear interest at 6.25% with interest payments due on May 15 and November 15. The $0.5 million in other long-term debt at December 31, 2006 was borrowed by two foreign subsidiaries. Of this amount, $0.3 million was borrowed at an interest rate of 10.5%. The remaining $0.2 million is non-interest bearing.

The senior secured credit facilities, senior notes, and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends or repurchase stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business, and enter into hedging contracts. In addition, we must maintain financial covenants including a maximum total leverage ratio, minimum interest coverage ratio, and maximum capital expenditure limitation. As of December 31, 2006, we were in compliance with all of these covenants.

The following table presents the projected annual maturities of long-term debt for years after 2006:

Year ending December 31
2007	$23.5
2008	56.8
2009	29.0
2010	911.0
2011	928.1
Thereafter	728.1
$2,676.5

12.    Leases

We lease administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2027. Rent expense totaled $36.7 million, $39.1 million and $44.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12.    Leases (continued)

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ending December 31
2007	$16.5
2008	13.3
2009	12.6
2010	19.2
2011	35.7
Thereafter	167.0
$264.3

13.    Sale-Leaseback Transaction

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

Under the terms of an agreement executed November 4, 2003 between Leo Holding Company (Leo), a subsidiary of Suez, and us, we assigned our rights and obligations under the lease agreement to Leo. Simultaneously, Suez was released from its guarantee, and we entered into an agreement with Leo whereby we sublease our corporate headquarters and research facility from Leo. The terms of the sublease agreement are generally identical to those of the lease agreement that was assigned to Leo. As a result of these transactions, the leased property, the remaining obligation under the lease assigned to Leo, and the related deferred income taxes were removed from our balance sheet as part of the allocation of the Acquisition purchase price. We account for the sublease as an operating lease.

On November 4, 2003, we entered into a Reimbursement Agreement with Suez whereby Suez shall reimburse us for all contributions we make to the Profit Sharing, Investment and Pay Deferral Plan Trust (see Note 8). Under the terms of the sublease agreement, if Suez fails to pay any of the payments required to be made under the Reimbursement Agreement, we shall have the right to set off such overdue amounts against the rent due under the sublease agreement.

14.    Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. The principal domestic plan represents approximately 55% of the benefit obligation and 52% of the total fair value of plan assets at December 31, 2006. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In addition, we have defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. We retain the right to change or terminate these benefits.

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

Also during 2002, eligibility for participation in the defined benefit postretirement medical and dental plans was changed from age 55 with at least ten years of service to age 55 with at least ten years of service after age 45. Also, employees with less than five years of service at the end of 2003 will only be provided access to coverage at retirement; we will not contribute to the cost of the coverage. The plans were also amended such that retirees and their dependents are required to pay 50% of plan costs in 2005 and beyond.

Beginning in 2005, a November 30 measurement date was used for the defined benefit plans for pension and other postretirement benefits. A December 31 measurement date had been used in prior years.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which required us to recognize the funded status of our pension and other postretirement benefit plans in our consolidated balance sheet at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized prior service costs and credits and the net unrecognized actuarial gains and losses which were previously netted against the funded status of the plans in our consolidated balance sheet pursuant to the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized in net pension and other postretirement benefit expense in accordance with our historical accounting policy for amortizing such amounts. Additionally, prior service costs and credits and actuarial gains and losses that arise in subsequent periods and that are not recognized as net pension and other postretirement benefit expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net pension and other postretirement benefit expense on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on our consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Had we not been required to adopt SFAS No. 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled ‘‘Prior to Adopting SFAS No. 158.’’

14.    Pension and Other Postretirement Benefit Plans (continued)

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2006
Other intangible assets, net	$1,170.0	$(0.5)	$1,169.5
Other noncurrent assets	177.1	(2.2)	174.9
Accrued compensation	104.6	4.2	108.8
Deferred income taxes	358.5	(5.6)	352.9
Accrued pension benefits	408.5	22.2	430.7
Other liabilities	271.7	(21.7)	250.0
Accumulated other comprehensive income	166.6	(1.8)	164.8

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$793.1	$775.7
Service cost	29.5	28.2
Interest cost	42.7	40.2
Participant contributions	1.5	1.4
Plan amendments	—	0.4
Settlements and curtailments	(1.5)	—
Actuarial loss	13.3	12.7
Benefits paid	(56.9)	(35.7)
Other	1.9	9.4
Foreign currency exchange rate changes	42.8	(39.2)
Benefit obligation at end of year	866.4	793.1
Change in plan assets
Fair value of plan assets at beginning of year	358.9	354.0
Actual return on plan assets	34.0	25.7
Employer contributions	70.8	30.0
Participant contributions	1.5	1.4
Settlements	(1.4)	—
Benefits paid	(56.9)	(35.7)
Other	2.2	3.2
Foreign currency exchange rate changes	23.1	(19.7)
Fair value of plan assets at end of year	432.2	358.9
Funded status at measurement date	(434.2)	(434.2)
Employer contributions subsequent to measurement date	1.6	0.9
Funded status at December 31	$(432.6)	$(433.3)

14.    Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$161.8	$165.6
Service cost	5.6	5.5
Interest cost	8.2	8.7
Participant contributions	5.9	5.7
Medicare subsidy	0.4	—
Plan amendments	(3.5)	(2.2)
Actuarial (gain) loss	(4.9)	(9.6)
Other	1.9	—
Benefits paid	(11.6)	(11.9)
Benefit obligation at end of year	163.8	161.8
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	5.7	6.2
Participant contributions	5.9	5.7
Benefits paid	(11.6)	(11.9)
Fair value of plan assets at end of year	—	—
Funded status at measurement date	(163.8)	(161.8)
Employer contributions subsequent to measurement date	0.6	0.7
Funded status at December 31	$(163.2)	$(161.1)

Amounts recognized in the balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Other assets	$0.5	$2.0	$—	$—
Accrued compensation	(2.4)	—	(7.8)	(6.0)
Accrued pension/postretirement benefits	(430.7)	(416.4)	(155.4)	(170.8)
Intangible assets	—	0.5	—	—
Accumulated other comprehensive income	—	2.6	—	—
Net amount recognized	$(432.6)	$(411.3)	$(163.2)	$(176.8)

The funded status of defined benefit pension and other postretirement plans at December 31, 2005, is reconciled to the net amounts recognized in the balance sheet as follows:

	Pension Benefits	Other Postretirement Benefits
Funded status at December 31, 2005	$(433.3)	$(161.1)
Unrecognized net actuarial (gains) losses	20.6	(0.8)
Unrecognized prior service costs (credits)	1.4	(14.9)
Net amount recognized at December 31, 2005	$(411.3)	$(176.8)

14.    Pension and Other Postretirement Benefit Plans (continued)

The following amounts that have not yet been recognized in net pension expense and net other postretirement benefit expense are included in accumulated other comprehensive income at December 31, 2006:

	Net Prior Service Cost (Credit)	Net Actuarial Loss (Gain)
Pension benefits	$1.3	$27.4
Other postretirement benefits	(14.4)	(5.4)

The accumulated benefit obligation for all defined benefit pension plans was $723.7 million and $656.7 million at November 30, 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows:

	2006	2005
Projected benefit obligation	$854.0	$781.9
Accumulated benefit obligation	716.2	649.9
Fair value of plan assets	419.2	347.3

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2006	2005
Projected benefit obligation	$851.4	$778.9
Accumulated benefit obligation	714.3	648.1
Fair value of plan assets	417.1	345.0

Net pension expense for all defined benefit pension plans was comprised of:

	Year ended December 31
	2006	2005	2004
Service cost	$29.5	$28.2	$27.2
Interest cost	42.7	40.2	39.4
Expected return on plan assets	(29.6)	(25.1)	(26.9)
Amortization of prior service cost	0.1	0.1	—
Amortization of net actuarial loss	0.5	—	—
Settlements and curtailments	1.7	0.5	0.1
Net benefit expense	$44.9	$43.9	$39.8

14.    Pension and Other Postretirement Benefit Plans (continued)

Net other postretirement benefit expense was comprised of:

	Year ended December 31
	2006	2005	2004
Service cost	$5.6	$5.5	$6.2
Interest cost	8.2	8.7	9.3
Amortization of prior service credit	(4.0)	(4.0)	(1.8)
Amortization of net actuarial gain	(0.3)	—	—
Net benefit expense	$9.5	$10.2	$13.7

The following amounts included in accumulated other comprehensive income at December 31, 2006 are expected to be recognized in net pension expense and net other postretirement benefit expense during the year ended December 31, 2007:

	Net Prior Service Cost (Credit)	Net Actuarial Loss (Gain)
Net pension expense	$0.1	$0.5
Net other postretirement benefit expense	(4.4)	—

The weighted-average assumptions used for the U.S. defined benefit plans as of the measurement date for each of the last two years were as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rates	5.65%	5.75%	5.65%	5.75%
Rates of increase in compensation levels	3.94%	3.94%	3.87%	3.87%

The weighted-average assumptions used for the foreign defined benefit pension plans as of the measurement date for each of the last two years were as follows:

	2006	2005
Discount rates	4.78%	4.76%
Rates of increase in compensation levels	3.58%	3.36%

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the U.S. defined benefit plans were as follows:

	Year ended December 31
	2006	2005	2004
Discount rates	5.75%	5.75%	6.00%
Rates of increase in compensation levels:
Pension benefits	3.94%	3.94%	4.19%
Other postretirement benefits	3.87%	3.87%	4.12%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

The weighted-average assumptions used to determine net pension expense for the foreign defined benefit pension plans were as follows:

	Year ended December 31
	2006	2005	2004
Discount rates	4.80%	5.17%	5.42%
Rates of increase in compensation levels	3.40%	3.36%	3.35%
Expected long-term return on plan assets	6.48%	6.74%	8.15%

14.    Pension and Other Postretirement Benefit Plans (continued)

The assets in the principal domestic pension plan are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. A similar approach to assessing investment risk and obtaining reasonable investment returns is employed for the foreign pension plans.

The assets in the principal domestic pension plan are diversified across equity, fixed income and alternative investments such as hedge funds and private equity. The investment portfolio has target allocations of approximately 53% equity, 32% fixed income and 15% alternative investments. Other assets such as real estate may be used judiciously to enhance portfolio returns and diversification. The foreign pension plans have comparable asset allocation to the principal domestic plan, with some variances for local practices.

The expected long-term rate of return is established using historical market data for each asset class as well as the target allocation. Historical markets are analyzed and long-term historical relationships between equity and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility will generate a greater return over the long run. Active management is employed in most asset classes, which also contributes to the return assumption. The total weighted-average return on each asset class supports the long-term expected rate of return assumption.

The percentages of each major class of plan assets held by the principal domestic defined benefit pension plan as of the measurement date for each of the last two years and target allocations were as follows:

	Actual		Target Allocations
	2006	2005	2006	2005
Equity securities	61.1%	67.6%	53.0%	64.3%
Fixed income securities	31.2	31.7	32.0	35.7
Alternative investments	5.9	—	15.0	—
Cash	1.8	0.7	—	—
	100.0%	100.0%	100.0%	100.0%

The assumed health care cost trend rates used as of the measurement date for each of the last two years were as follows:

	2006	2005
Health care cost trend rate assumed for next year
Pre-age 65	10%	10%
Post-age 65	11%	10%
Ultimate trend rate
Pre-age 65	6%	5%
Post-age 65	7%	5%
Year that the rate reaches the ultimate trend rate	2011	2011

14.    Pension and Other Postretirement Benefit Plans (continued)

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.6	$(0.6)
Effect on postretirement benefit obligation	5.4	(5.2)

We expect to contribute $69.7 million to our pension plans and $8.1 million to our other defined postretirement benefit plans in 2007.

The following estimated future benefit payments are expected to be paid in the years indicated:

		Other Postretirement Benefits
Year	Pension Benefits	Gross	Medicare Subsidy	Net
2007	$43.4	$8.7	$0.6	$8.1
2008	42.6	9.4	0.7	8.7
2009	40.2	9.9	0.8	9.1
2010	43.7	10.5	1.0	9.5
2011	46.7	10.9	1.0	9.9
2012 – 2016	289.6	60.0	7.2	52.8

15.    Equity Compensation Plans

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) was effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Early adoption was encouraged for periods in which financial statements had not yet been issued. We elected to adopt SFAS No. 123(R) as of October 1, 2004, using the modified-prospective transition method.

Nalco Holding Company, our indirect parent company, adopted the Nalco Holding Company 2004 Stock Incentive Plan (the ‘‘Plan’’) to aid us in recruiting and retaining key employees, directors and consultants and to motivate them to exert their best efforts on our behalf. The Plan permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards for up to 7.5 million shares of Nalco Holding Company common stock.

Stock option awards granted in 2005 and 2006 have a contractual term of ten years, and vest ratably over four years. Option awards granted in 2005 began vesting on the first anniversary of the grant date, and will continue vesting on the anniversary date in the succeeding three years. Option awards granted in 2006 began vesting on December 31, 2006, and will continue vesting on December 31 of the following three years. The exercise price of option awards is equal to the market price of Nalco Holding Company common stock on the date the awards are approved by Nalco Holding Company’s Board of Directors. The related grant date is determined pursuant to the provisions of SFAS No. 123(R).

The fair value of option awards was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2006	2005
Expected life (years)	6.25	6.25
Risk-free interest rate	4.96%	3.88%
Expected volatility	34.15%	30.30%
Expected dividend yield	0.73%	0.50%

Because Nalco Holding Company has been a public company only since November 2004, there is limited historical data on the volatility of its common stock. As a result, the expected volatility of the 2005 option awards was estimated based on the average volatility of the common stock of a peer group of companies. The expected volatility of the 2006 option awards was estimated using an implied volatility from traded options on Nalco Holding Company common stock. Since historical information concerning option exercise behavior by our employees is non-existent and such information is not readily available from a peer group of companies, the expected life was estimated using the ‘‘simplified method’’ permitted by Staff Accounting Bulletin No. 107 issued by the SEC.

15.    Equity Compensation Plans (continued)

The following table summarizes the status of option awards as of December 31, 2006, and changes during the year then ended:

	Number of Shares	Weighted− Average Exercise Price	Weighted− Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	76,260	$17.25
Granted	151,923	17.80
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	228,183	17.62	9.1 years	$0.6
Exercisable at December 31, 2006	57,046	17.62	9.1 years	$0.2

The weighted-average grant-date fair value of options granted during 2006 and 2005 was $6.48 and $6.22, respectively. No option awards were granted in 2004.

Restricted stock awards are granted to non-management directors and certain key employees. Awards granted to non-management directors vest approximately two years after the grant date. Awards granted to key employees vest ratably over a period of three to four years following the grant date. The fair value of restricted stock awards is determined based on the market price of Nalco Holding Company common stock on the date of grant. The weighted-average grant-date fair value of restricted stock awards granted during 2006 and 2005 was $17.83 and $19.18, respectively. No restricted stock awards were granted in 2004.

The following table summarizes the status of restricted stock awards as of December 31, 2006, and changes during the year then ended:

	Number of Shares	Weighted− Average Grant-Date Fair Value
Restricted stock awards at January 1, 2006	16,000	$19.07
Granted	68,643	17.83
Vested	(6,645)	18.81
Restricted stock awards at December 31, 2006	77,998	18.00

We recognize compensation expense related to option and restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested option and restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.4 years. The fair value of restricted stock awards that vested during 2006 was $0.1 million. No restricted stock awards vested in 2005, and no option awards vested or were exercised in 2005.

Performance share awards provide for the issuance of Nalco Holding Company common stock to certain key employees if specified performance targets are achieved. The number of common shares that will be issued is dependent upon vesting and actual performance of the Company relative to certain financial targets approved by the Nalco Holding Company Board of Directors, and could range from 0% to 150% of the performance shares granted. The performance shares vest over periods ranging from six to thirty months following the grant date. The fair value of performance share grants is determined based on the market price of Nalco Holding Company common stock on the date of grant, and the amount of compensation expense recognized reflects estimated forfeiture rates and management’s assessment of the probability that performance goals will be achieved. We recognize compensation expense related to performance share grants ratably over the vesting periods.

15.    Equity Compensation Plans (continued)

The following table summarizes the status of performance share awards as of December 31, 2006, and changes during the year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Performance share awards at January 1, 2006	—	$—
Granted	334,760	16.86
Vested	(20,051)	16.86
Forfeited	(124,114)	16.86
Performance share awards at December 31, 2006	190,595	16.86

There was $2.6 million of total unrecognized compensation cost related to performance share awards as of December 31, 2006, which we expect to recognize over a weighted-average period of 1.7 years. The fair value of performance share awards that vested during 2006 was $0.4 million.

During 2004, Nalco LLC, wholly owned by the Sponsors and our indirect parent company at the time, established the Nalco LLC 2004 Unit Plan (the ‘‘Unit Plan’’) for purposes of (i) attracting and retaining exceptional officers and other key employees, non-employee directors and consultants and (ii) enabling such individuals to acquire an equity interest in Nalco LLC and to participate in its and our long-term growth and financial success.

During 2004, Nalco LLC granted certain of our officers and key employees rights to purchase a designated number of one or more classes of equity interests (‘‘Units’’) in Nalco LLC. Those officers and key employees who elected to purchase such Units did so at the Units’ fair value, discounted for any vesting provisions, as determined by a valuation consultant, since Nalco LLC is a private company and there is no public market for its shares.

The Units subject to the Unit Plan include class A, class B, class C, and class D Units. The class A Units were fully vested at the time of purchase by an employee and have economic characteristics that are similar to those of shares of common stock in a private corporation. The class B, class C, and class D Units are subject to vesting provisions, meaning that in order for such Units to be entitled to distributions or other benefits, an employee will have to continue to provide services for a certain period of time. The Units also become fully vested 18 months after a change in control of the Company, subject to certain other conditions. The Unit Plan was modified in 2006 to reduce the vesting period for class C and class D Units and to eliminate provisions that accelerated the vesting of those Units if specified EBITDA performance targets were achieved. The modifications did not result in incremental compensation expense.

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

As of December 31, 2006, there was $0.2 million of total unrecognized compensation cost related to the Unit Plan, which we expect to recognize over a weighted-average period of 2.0 years. As a result of the purchase of Units under the Unit Plan by key officers and employees, we received an additional contribution of capital of $8.1 million from Nalco LLC in 2004.

15.    Equity Compensation Plans (continued)

Though Nalco Holding Company and Nalco LLC established the Plan and the Unit Plan, respectively, we account for the Plan and the Unit Plan since their economic substance is substantially the same for our employees and us.

Compensation cost charged to earnings for all equity compensation plans was $1.8 million, $0.3 million and $0.1 million for 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the statement of operations was $0.7 million, $0.1 million and $0.1 million for 2006, 2005 and 2004, respectively.

16.    Unitholder’s Equity

Unitholder’s equity consists of the following:

	December 31, 2006	December 31, 2005
Capital account	$1015.0	$1,013.2
Retained earnings (accumulated deficit)	60.3	(60.1)
Accumulated other comprehensive income:
Minimum pension liability adjustment	—	(1.8)
Net prior service credit	8.6	—
Net actuarial loss	(11.4)	—
Derivatives	(1.3)	—
Currency translation adjustments	168.9	81.9
	164.8	80.1
	$1,240.1	$1,033.2

Our capital structure consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. There were 100 Units issued and outstanding at December 31, 2006 and 2005.

At January 1, 2004, Nalco Investment Holdings LLC was our sole member and owned all outstanding Units as a result of its $1,001.9 million capital contribution to us on November 4, 2003. On January 14, 2004, Nalco Investment Holdings LLC contributed its 100% interest in us in exchange for a 100% interest in a newly formed company, Nalco Finance Holdings LLC. As of that date, Nalco Finance Holdings LLC became our direct parent company.

During the year ended December 31, 2004, we received additional capital contributions of $11.0 million from our direct parent company, Nalco Finance Holdings LLC. This primarily resulted from $9.3 million of capital contributions received by our ultimate parent company at the time, Nalco LLC, comprised of an additional equity investment of $1.2 million by Dr. William H. Joyce, our Chairman and Chief Executive Officer, and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2004 Unit Plan. The remaining $1.7 million represented a portion of the proceeds from senior discount notes issued by Nalco Finance Holdings LLC in January 2004.

17.    Financial Instruments and Risk Management

We use derivative instruments to manage well-defined foreign exchange and energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not hedges are recognized in income as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged, or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective

17.    Financial Instruments and Risk Management (continued)

portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in income. Derivative instruments are not held or issued for trading or speculative purposes.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings.

Foreign Exchange Risk Management

We have used various types of foreign exchange contracts, including currency swaps and forward exchange contracts, to manage foreign exchange risk. In addition, we use certain foreign currency debt as a hedge of the foreign currency exposure of a portion of our net investment in foreign operations.

Upon issuance, we designated the €200.0 million senior notes, the €200.0 million senior subordinated notes, and the €88.0 million term loan as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

We formally assesses, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in income during 2006, 2005 and 2004. Gains and losses from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

	Year ended December 31
	2006	2005	2004
Gain (loss) before tax	$(63.3)	$85.3	$(44.7)
Income tax (benefit)	(24.1)	31.9	(16.5)
Net gain (loss)	$(39.2)	$53.4	$(28.2)

Certain of our forward exchange contracts at December 31, 2006 and 2005 were designated as cash flow hedges of the variability of the cash flows from forecasted 2007 royalty payments due to changes in foreign exchange rates.

The fair value of all forward exchange contracts was a net asset of $0.4 million at December 31, 2006, and a net liability of $0.1 million at December 31, 2005. We expect to reclassify $0.3 million of pretax gains on cash flow hedges of anticipated foreign currency transactions from accumulated other comprehensive income to earnings during 2007, when the hedged transaction affects earnings. Amounts reclassified from accumulated other comprehensive income are recorded with foreign currency exchange adjustments in other income (expense).

Energy Cost Risk Management

During 2006, we began entering into derivative instruments such as commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in other comprehensive income to the extent the hedges are effective. Amounts included in other comprehensive income are reclassified into cost of product sold in the period during which the hedged transaction is recognized in earnings. Hedge ineffectiveness was immaterial in 2006. The fair value of these contracts was a net

17.    Financial Instruments and Risk Management (continued)

liability of $2.4 million at December 31, 2006, and we expect to reclassify $2.4 million of pretax losses on cash flow hedges of anticipated 2007 natural gas purchases from accumulated other comprehensive income to earnings during 2007.

18.    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at December 31, 2006 and 2005, because of the short-term maturities and nature of these balances.

Long-term debt

The fair value of our senior notes and senior subordinated notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates which fluctuate with interest rate trends. The carrying value of other long-term debt outstanding, other than the 6.25% fixed rate unsecured notes, also approximates fair value due to the variable nature of their interest rates. The fair value of the 6.25% fixed rate unsecured notes was based on the quoted market price for similar debt instruments.

The estimated fair value of long-term debt at December 31, 2006 and 2005 was $2,738.2 million and $2,971.4 million, respectively, and the related carrying value was $2,653.0 million and $2,890.7 million, respectively.

Derivatives

The fair values of derivative financial instruments, as disclosed in Note 17, were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values.

19.    Business Optimization Expenses

We continuously redesign and optimize our business and work processes. Business process optimization expenses, representing mostly employee severance and related costs, were $9.5 million, $25.6 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

20.    Summary of Other Income (Expense)

The components of other income (expense), net in the statements of operations include the following:

	Year ended December 31
	2006	2005	2004
Franchise taxes	$(2.5)	$(1.4)	$(2.2)
Equity in earnings of unconsolidated subsidiaries	3.5	1.6	3.2
Foreign currency exchange adjustments	(3.6)	5.2	(1.5)
Other income (expense), net	(1.7)	(1.4)	3.4
	$(4.3)	$4.0	$2.9

21.    Related Party Transactions

We paid certain costs on behalf of Nalco Holding Company in connection with its initial public offering of common stock in 2004 and a secondary offering in 2005. We had a receivable of $2.9 million and $2.5 million from Nalco Holding Company for these costs at December 31, 2006 and December 31, 2005, respectively, which was classified with other noncurrent assets. Interest earned on this receivable was $0.2 million and $0.1 million during the years ended December 31, 2006 and 2005, respectively.

21.    Related Party Transactions (continued)

We borrowed certain excess cash amounts from Nalco Holding Company during the year ended December 31, 2004, and interest expense on these borrowings was $0.3 million.

On November 4, 2003, we entered into a Monitoring Fee Agreement with affiliates of the Sponsors for monitoring, advisory and consulting services in relation to our affairs, including debt and equity offerings, relationships with bankers and lenders, corporate strategy, acquisitions and dispositions, and other matters as may be requested. We agreed to pay an annual monitoring fee of at least $10.0 million for these services. The fee could be increased depending on our earnings. During the year ended December 31, 2004, we paid $11.2 million for these services.

In connection with the public offering of common stock by Nalco Holding Company in November 2004, the Monitoring Fee Agreement was amended and restated, pursuant to which we terminated the monitoring services provided by the Sponsors’ affiliates. A termination fee of $35.0 million was paid to the Sponsors’ affiliates. The amended and restated agreement provides the Sponsors’ affiliates with a right of first refusal to provide us with financial advisory services in exchange for mutually agreeable compensation. This right of first refusal terminated on February 15, 2007, when the Sponsors directly or indirectly held less than 5% of Nalco Holding Company’s outstanding common stock.

22.    Segment Information

We provide integrated water treatment and process improvement services for industrial and institutional applications, using technologically advanced solutions, combining chemical products and equipment, and consistent, reliable on-site service and expertise. These solutions and services enable our customers to improve production yields, lower manufacturing costs, extend asset lives and maintain environmental standards at costs that represent a small share of their overall production expense.

We are organized based on the end markets we serve. The organization is comprised of the following reportable segments:

Industrial and Institutional Services   –   This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services   –   This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services   –   This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other   –   This segment serves the alternative channels to market, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes our subsidiary in India and the Katayama Nalco joint venture.

We evaluate the performance of our segments based on ‘‘direct contribution’’, which is defined as net sales, less cost of product sold (excluding variances to standard costs), selling and service expenses, marketing expenses, research expenses and ‘‘capital charges’’ directly attributable to each segment. Each segment is assessed an internal non-GAAP ‘‘capital charge’’ based on trade accounts receivable, inventories and equipment specifically identifiable to the segment. The capital charges included in each segment’s direct contribution are eliminated to arrive at our consolidated direct contribution. There are no intersegment revenues. Our segment reporting was changed in the first quarter of 2006 to reflect the aforementioned capital charge in the reported direct contribution of each segment. Prior year data have been reclassified between segments to conform to the current year presentation.

22.    Segment Information (continued)

Net sales by reportable segment were as follows:

	Year ended December 31
	2006	2005	2004
Industrial and Institutional Services	$1,593.1	$1,482.1	$1,389.1
Energy Services	1,052.2	899.7	806.7
Paper Services	721.6	698.1	662.9
Other	235.7	232.5	174.6
Net sales	$3,602.6	$3,312.4	$3,033.3

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes and minority interests:

	Year ended December 31
	2006	2005	2004
Segment direct contribution:
Industrial and Institutional Services	$360.9	$322.5	$314.5
Energy Services	224.1	173.0	156.5
Paper Services	113.8	118.0	138.9
Other	(55.2)	(65.9)	(76.4)
Capital charge elimination	77.1	79.1	72.9
Total segment direct contribution	720.7	626.7	606.4
Expenses not allocated to segments:
Administrative expenses	208.1	175.2	190.6
Amortization of intangible assets	70.1	81.6	96.3
In-process research and development	—	—	122.3
Business optimization expenses	9.5	25.6	1.7
Sponsor monitoring fees	—	—	11.2
Sponsor monitoring agreement termination fee	—	—	35.0
Operating earnings (loss)	433.0	344.3	149.3
Other income (expense), net	(4.3)	4.0	2.9
Interest income	9.1	8.5	10.1
Interest expense	(239.7)	(228.6)	(213.2)
Earnings (loss) before income taxes	$198.1	$128.2	$(50.9)

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

We have a single supply chain organization that serves all the reportable segments. As such, asset and capital expenditure information by reportable segment has not been reported and is not available, since we do not produce such information internally. In addition, although depreciation expense is a component of each reportable segment’s direct contribution, it is not discretely identifiable.

22.    Segment Information (continued)

Net sales by geographic region were as follows:

	Year ended December 31
	2006	2005	2004
United States	$1,626.3	$1,494.3	$1,375.8
Other Americas	441.8	380.7	326.6
Europe/Middle East/Africa	1,036.0	977.5	979.8
Asia/Pacific	498.5	459.9	351.1
	$3,602.6	$3,312.4	$3,033.3

Long-lived assets by geographic region were as follows:

	December 31, 2006	December 31, 2005
United States	$2,591.0	$2,686.9
Other Americas	396.2	398.9
Europe/Middle East/Africa	1,133.9	1,062.9
Asia/Pacific	370.2	356.1
	$4,491.3	$4,504.8

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets. There were no sales from a single foreign country that were material to our consolidated net sales.

 23.    Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against us, arising from the ordinary course of business with respect to commercial, contract, intellectual property, product liability, employee, environmental and other matters. Historically, these matters have not had a material impact on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation.

We have been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. We are also remediating a small ground contamination that we discovered at our plant in Colombia, and we cleaned a raw material spill at our plant near Botany, Australia. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean up costs were $2.3 million at December 31, 2006. These environmental reserves represent our current estimate of our proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the year ended December 31, 2006, relating to environmental compliance and clean up activities, were not significant.

 23.    Contingencies and Litigation (continued)

We have been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials and the claimed presence of hazardous substances at our plants. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on our business historically and we do not anticipate these matters will present any material risk to our business in the future. Notwithstanding, we cannot predict the outcome of any such lawsuits or the involvement we might have in these matters in the future.

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer is also charged.

On January 2, 2007, the HSE issued a second criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The second charge relates to the entry of one of the subsidiary’s employees into a claimed confined space at a customer site. The employee claims injuries as a result of entry into the confined space. The customer is also charged.

Beginning on May 16, 2003, we received subpoenas from the U.S. Department of Justice for documents and testimony relating to our storage of claimed hazardous materials, the claimed leakage of wastewater and other matters at our plant in Garyville, Louisiana. We have settled this matter in principal, admitting no fault, but making a payment of less than $0.1 million to the Louisiana Department of Environmental Quality.

In the ordinary course of our business, we are also a party to a number of lawsuits and are subject to various claims relating to trademarks, employee matters, contracts, transactions, chemicals and other matters, the outcome of which, in our opinion, should not have a material effect on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. We maintain accruals where the outcome of the matter is probable and can be reasonably estimated.

24.    Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$849.4	$891.0	$915.4	$946.8
Cost of product sold	471.1	495.6	502.3	507.5
Business optimization expenses	3.8	1.8	3.0	0.9
Earnings before income taxes and minority interests	26.3	45.7	56.8	69.3
Net earnings	13.6	26.8	36.1	43.9

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter
2005
Net sales	$777.6	$836.3	$834.9	$863.6
Cost of product sold	412.8	480.3	457.9	481.2
Business optimization expenses	0.8	17.0	3.5	4.3
Earnings (loss) before income taxes and minority interests	30.3	(0.6)	45.8	52.7
Net earnings (loss)	16.1	(2.1)	23.2	31.0

(1)	Earnings (loss) before income taxes and minority interests include a $10.7 million charge ($6.6 million after tax) for inventory write-offs.

25. Supplemental Guarantor Condensed Financial Information

In connection with the Acquisition, Nalco Holdings LLC (presented as Parent in the following tables), through its wholly-owned subsidiary, Nalco Company (presented as Issuer in the following tables), issued senior notes and senior subordinated notes as further described in Note 11. The senior notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Nalco Holdings LLC and substantially all existing and future wholly owned restricted domestic subsidiaries of Nalco Company (collectively, the ‘‘Guarantors’’). All other subsidiaries of Nalco Holdings LLC, whether direct or indirect, do not guarantee the senior notes and senior subordinated notes (‘‘Non-Guarantors’’). The Guarantors also unconditionally guarantee Nalco Company’s borrowings under the senior secured credit facilities on a senior secured basis.

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

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$—	$1.2	$36.1	$—	$37.3
Trade accounts receivable	—	(12.9)	6.6	701.6	—	695.3
Inventories – finished products	—	116.1	1.3	147.1	—	264.5
Inventories – materials & work in process	—	28.9	—	47.3	—	76.2
Other receivables from related parties	—	56.2	7.4	44.9	(108.5)	—
Prepaid expenses, taxes, and other current assets	—	42.7	0.2	51.2	—	94.1
Total Current Assets	—	231.0	16.7	1,028.2	(108.5)	1,167.4
Property, plant, and equipment, net	—	305.0	42.9	395.4	0.1	743.4
Investment in subsidiaries	1,252.7	2,091.5	350.5	—	(3,694.7)	—
Goodwill	—	954.6	9.8	1,335.5	—	2,299.9
Intangibles	—	1,020.4	3.6	145.5	—	1,169.5
Other receivables from related parties	—	12.7	350.1	345.8	(705.7)	2.9
Other assets	—	220.9	31.5	23.2	—	275.6
Total Assets	$1,252.7	$4,836.1	$805.1	$3,273.6	$(4,508.8)	$5,658.7
Accounts payable	$—	$131.8	$1.0	$155.4	—	$288.2
Short-term debt	—	25.5	—	124.7	—	150.2
Other current liabilities	—	116.1	4.9	162.8	(2.8)	281.0
Intercompany accounts payable	—	20.8	26.8	58.1	(105.7)	—
Total Current Liabilities	—	294.2	32.7	501.0	(108.5)	719.4
Long-term debt	—	2,652.8	—	0.2	—	2,653.0
Deferred income taxes	—	204.0	54.3	94.6	—	352.9
Accrued pension benefits	—	255.8	—	174.9	—	430.7
Intercompany notes payable-long-term	—	694.4	1.5	9.8	(705.7)	—
Other liabilities	—	233.7	—	16.3	—	250.0
Total Other Liabilities	—	4,040.7	55.8	295.8	(705.7)	3,686.6
Minority Interest	12.6	—	—	12.6	(12.6)	12.6
Unitholder’s/Shareholders’ Equity	1,240.1	501.2	716.6	2,464.2	(3,682.0)	1,240.1
Total Liabilities and Unitholder’s/ Shareholders’ Equity	$1,252.7	$4,836.1	$805.1	$3,273.6	$(4,508.8)	$5,658.7

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$—	$1.7	$29.1	$—	$30.8
Trade accounts receivable	—	(13.6)	6.5	629.4	—	622.3
Inventories – finished products	—	64.6	45.1	132.9	—	242.6
Inventories – materials & work in process	—	15.0	11.5	44.1	—	70.6
Other receivables from related parties	—	24.8	225.4	41.1	(291.3)	—
Prepaid expenses, taxes, and other current assets	—	24.1	13.8	45.2	—	83.1
Total Current Assets	—	114.9	304.0	921.8	(291.3)	1,049.4
Property, plant, and equipment, net	—	218.1	142.9	394.3	—	755.3
Investment in subsidiaries	1,044.4	2,499.0	367.9	—	(3,911.3)	—
Goodwill	—	654.9	308.6	1,233.2	—	2,196.7
Intangibles	—	1,014.4	47.9	165.2	—	1,227.5
Other receivables from related parties	—	2.5	309.4	173.3	(482.7)	2.5
Other assets	—	265.9	18.3	38.6	—	322.8
Total Assets	$1,044.4	$4,769.7	$1,499.0	$2,926.4	$(4,685.3)	$5,554.2
Accounts payable	$—	$87.0	$44.9	$153.5	—	$285.4
Short-term debt	—	6.2	1.0	15.4	—	22.6
Other current liabilities	—	57.4	35.2	143.8	(1.3)	235.1
Intercompany accounts payable	—	155.9	38.2	95.9	(290.0)	—
Total Current Liabilities	—	306.5	119.3	408.6	(291.3)	543.1
Long-term debt	—	2,814.7	—	76.0	—	2,890.7
Deferred income taxes	—	303.5	1.0	76.2	—	380.7
Accrued pension benefits	—	227.9	42.4	146.1	—	416.4
Intercompany notes payable-long-term	—	482.7	—	—	(482.7)	—
Other liabilities	—	231.8	26.7	20.4	—	278.9
Total Other Liabilities	—	4,060.6	70.1	318.7	(482.7)	3,966.7
Minority Interest	11.2	—	—	11.2	(11.2)	11.2
Unitholder’s/ Shareholders’ Equity	1,033.2	402.6	1,309.6	2,187.9	(3,900.1)	1,033.2
Total Liabilities and Unitholder’s/ Shareholders’ Equity	$1,044.4	$4,769.7	$1,499.0	$2,926.4	$(4,685.3)	$5,554.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,786.2	$28.1	$1,987.8	$(199.5)	$3,602.6
Operating costs and expenses:
Cost of product sold	—	1,078.0	20.8	1,077.2	(199.5)	1,976.5
Selling, administrative, and research expenses	—	553.7	5.2	554.6	—	1,113.5
Amortization of intangible assets	—	38.2	0.1	31.8	—	70.1
Business optimization expenses	—	1.6	—	7.9	—	9.5
Total operating costs and expenses	—	1,671.5	26.1	1,671.5	(199.5)	3,169.6
Operating earnings	—	114.7	2.0	316.3	—	433.0
Other income (expense), net	128.3	88.8	29.1	(113.3)	(137.2)	(4.3)
Interest income	—	6.4	16.2	62.3	(75.8)	9.1
Interest expense	—	(304.6)	(0.1)	(10.8)	75.8	(239.7)
Earnings (loss) before income taxes and minority interests	128.3	(94.7)	47.2	254.5	(137.2)	198.1
Income tax provision (benefit)	—	(33.3)	16.7	86.4	—	69.8
Minority interests	(7.9)	—	—	(7.9)	7.9	(7.9)
Net earnings (loss)	$120.4	$(61.4)	$30.5	$160.2	$(129.3)	$120.4

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,162.2	$617.8	$1,843.2	$(310.8)	$3,312.4
Operating costs and expenses:
Cost of product sold	—	757.6	407.2	978.2	(310.8)	1,832.2
Selling, administrative, and research expenses	—	388.5	115.3	524.9	—	1,028.7
Amortization of intangible assets	—	33.4	10.6	37.6	—	81.6
Business optimization expenses	—	4.8	0.3	20.5	—	25.6
Total operating costs and expenses	—	1,184.3	533.4	1,561.2	(310.8)	2,968.1
Operating earnings (loss)	—	(22.1)	84.4	282.0	—	344.3
Other income (expense), net	73.9	138.1	27.4	(71.1)	(164.3)	4.0
Interest income	—	6.3	12.5	43.4	(53.7)	8.5
Interest expense	—	(260.2)	(14.0)	(8.1)	53.7	(228.6)
Earnings (loss) before income taxes and minority interests	73.9	(137.9)	110.3	246.2	(164.3)	128.2
Income tax provision (benefit)	—	(36.1)	17.2	73.2	—	54.3
Minority interests	(5.7)	—	—	(5.7)	5.7	(5.7)
Net earnings (loss)	$68.2	$(101.8)	$93.1	$167.3	$(158.6)	$68.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,082.7	$545.8	$1,679.0	$(274.2)	$3,033.3
Operating costs and expenses:
Cost of product sold	—	653.3	337.3	862.4	(274.2)	1,578.8
Selling, administrative, and research expenses	—	416.6	117.0	505.1	—	1,038.7
Amortization of intangible assets	—	38.2	13.0	45.1	—	96.3
In-process research and development	—	108.6	13.7	—	—	122.3
Business optimization expenses	—	—	—	1.7	—	1.7
Sponsor monitoring fees	—	11.2	—	—	—	11.2
Sponsor monitoring agreement termination fee	—	35.0	—	—	—	35.0
Total operating costs and expenses	—	1,262.9	481.0	1,414.3	(274.2)	2,884.0
Operating earnings (loss)	—	(180.2)	64.8	264.7	—	149.3
Other income (expense), net	(98.4)	91.6	34.2	(75.5)	51.0	2.9
Interest income	—	8.6	5.3	15.6	(19.4)	10.1
Interest expense	—	(222.1)	(4.9)	(5.6)	19.4	(213.2)
Earnings (loss) before income taxes and minority interests	(98.4)	(302.1)	99.4	199.2	51.0	(50.9)
Income tax provision (benefit)	—	(37.2)	10.1	74.4	0.2	47.5
Minority interests	(5.8)	—	—	(5.8)	5.8	(5.8)
Net earnings (loss)	$(104.2)	$(264.9)	$89.3	$119.0	$56.6	$(104.2)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$120.4	$(61.4)	$30.5	$160.2	$(129.3)	$120.4
Non-cash adjustments	(120.4)	67.8	18.3	130.5	120.4	216.6
Changes in operating assets and liabilities	—	57.9	(2.6)	(107.2)	—	(51.9)
Net cash provided by (used for) operating activities	—	64.3	46.2	183.5	(8.9)	285.1
Investing activities
Business purchases/sales, net	—	(11.7)	(1.5)	(10.6)	17.4	(6.4)
Additions to property, plant, and equipment, net	—	(50.5)	(1.3)	(41.6)	—	(93.4)
Other investing activities	—	(11.1)	(42.3)	(174.1)	227.4	(0.1)
Net cash provided by (used for) investing activities	—	(73.3)	(45.1)	(226.3)	244.8	(99.9)
Financing activities
Cash dividends	—	—	(3.1)	(5.8)	8.9	—
Net borrowings (repayments) of debt	—	9.8	1.5	41.3	(227.4)	(174.8)
Capital contributions	—	—	—	17.4	(17.4)	—
Other financing activities	—	(0.8)	—	(4.0)	—	(4.8)
Net cash provided by (used for) financing activities	—	9.0	(1.6)	48.9	(235.9)	(179.6)
Effect of exchange rate changes on cash	—	—	—	0.9	—	0.9
Increase (decrease) in cash	—	—	(0.5)	7.0	—	6.5
Cash at beginning of period	—	—	1.7	29.1	—	30.8
Cash at end of period	$—	$—	$1.2	$36.1	$—	$37.3

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$68.2	$(101.8)	$93.1	$167.3	$(158.6)	$68.2
Non-cash adjustments	(68.2)	15.4	52.9	114.4	129.9	244.4
Changes in operating assets and liabilities	—	80.1	(93.4)	(97.5)	—	(110.8)
Net cash provided by (used for) operating activities	—	(6.3)	52.6	184.2	(28.7)	201.8
Investing activities
Acquisition of Ondeo Nalco Group	—	(3.2)	—	—	—	(3.2)
Additions to property, plant, and equipment, net	—	(5.1)	(8.8)	(60.7)	—	(74.6)
Other investing activities	—	(3.4)	(37.8)	(140.5)	181.8	0.1
Net cash provided by (used for) investing activities	—	(11.7)	(46.6)	(201.2)	181.8	(77.7)
Financing activities
Cash dividends	—	—	(6.3)	(22.4)	28.7	—
Net borrowings (repayments) of debt	—	18.0	1.1	(17.6)	(120.1)	(118.6)
Capital contributions	—	—	—	61.7	(61.7)	—
Other financing activities	—	(1.3)	0.1	(6.1)	—	(7.3)
Net cash provided by (used for) financing activities	—	16.7	(5.1)	15.6	(153.1)	(125.9)
Effect of exchange rate changes on cash	—	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash	—	(1.3)	0.9	(2.0)	—	(2.4)
Cash at beginning of period	—	1.3	0.8	31.1	—	33.2
Cash at end of period	$—	$—	$1.7	$29.1	$—	$30.8

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$(104.2)	$(264.9)	$89.3	$119.0	$56.6	$(104.2)
Non-cash adjustments	104.5	216.0	59.5	86.6	(98.4)	368.2
Changes in operating assets and liabilities	(4.0)	114.8	4.0	(141.6)	—	(26.8)
Net cash provided by (used for) operating activities	(3.7)	65.9	152.8	64.0	(41.8)	237.2
Investing activities
Acquisition of Ondeo Nalco Group	(0.3)	25.6	—	—	—	25.3
Business purchases/sales, net	(11.0)	(6.2)	(0.3)	(0.1)	15.3	(2.3)
Additions to property, plant, and equipment, net	—	(23.9)	(6.0)	(61.9)	—	(91.8)
Other investing activities	—	118.9	(29.7)	(96.1)	2.8	(4.1)
Net cash provided by (used for) investing activities	(11.3)	114.4	(36.0)	(158.1)	18.1	(72.9)
Financing activities
Cash dividends	—	—	(31.4)	(10.4)	41.8	—
Net borrowings (repayments) of long-term debt	—	(212.5)	(86.9)	60.2	(2.8)	(242.0)
Capital contribution	11.0	11.0	0.5	3.8	(15.3)	11.0
Other financing activities	—	—	—	(0.9)	—	(0.9)
Net cash provided by (used for) financing activities	11.0	(201.5)	(117.8)	52.7	23.7	(231.9)
Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Increase in cash	(4.0)	(21.2)	(1.0)	(40.6)	—	(66.8)
Cash at beginning of period	4.0	22.5	1.8	71.7	—	100.0
Cash at end of period	$—	$1.3	$0.8	$31.1	$—	$33.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Nalco Holdings LLC and its consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2006 based on the framework in Internal Control―Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

(c)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2006 and 2005, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2006 and 2005.

(dollars in millions)	2006	2005
Audit fees(1)	$5.4	$5.6
Audit-related fees(2)	—	0.1
Audit and audit-related fees	5.4	5.7
Tax fees(3)	0.1	0.2
All other fees	—	—
Total fees(4)	$5.5	$5.9

(1)	Audit fees for 2006 and 2005 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in our quarterly reports, and statutory audits. Additionally, audit fees for 2006 and 2005 include fees for reviews of registration statements and issuances of related letters to underwriters and consents.

(2)	Audit-related fees for 2005 consisted primarily of fees for general assistance related to Section 404 of the Sarbanes-Oxley Act.

(3)	Tax fees for 2006 and 2005 consisted principally of fees for tax advisory services.

(4)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.

Our Pre-Approval Policy setting forth our policy for pre-approval of audit and non-audit services can be found at our Web site at www.nalco.com.

To safeguard the continued independence of the independent auditors, the Audit Committee has adopted a policy that prevents the independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to us that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, who is an independent director. The Chairman has presented all approval decisions to the full Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following consolidated financial statements of Nalco Holdings LLC and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Unitholder’s Equity — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a) (2)    Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

Schedule II – Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

		Additions			Other Changes Increase (Decrease)
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Currency Translation Adjustments	Other		Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	$16.6	$5.1	$—		$1.1	$(3.8	)(1)	$19.0
Deferred tax asset valuation allowance	51.4	(2.4)	22.1	(2)	4.1	—		75.2
Year Ended December 31, 2005
Allowance for doubtful accounts	$21.1	$2.8	$—		(0.9)	(6.4	)(1)	$16.6
Deferred tax asset valuation allowance	44.1	(1.8)	11.9	(3)	(2.8)	—		51.4
Year Ended December 31, 2004
Allowance for doubtful accounts	$21.0	$2.9	$—		0.6	(3.4	)(1)	$21.1
Deferred tax asset valuation allowance	35.6	0.2	3.7	(2)	4.6	—		44.1

(1)	Account write-offs net of recoveries.

(2)	Reclassification from deferred tax assets.

(3)	Additional allowance resulting from the Acquisition charged to goodwill of $0.6 and reclassification from deferred tax assets of $11.3.

(a)(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
2.1	Stock Purchase Agreement among Nalco Holdings LLC (formerly known as Blackstone/Neptune Acquisition Company L.L.C.), Leo Holding Company and Nalco International SAS, dated as of August 31, 2003, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.1	Certificate of Formation of Nalco Holdings LLC, as amended, which is incorporated herein by reference from Exhibit 3.29 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.2	Amended and Restated Limited Liability Company Agreement of Nalco Holdings LLC, which is incorporated herein by reference from Exhibit 3.30 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.1	Senior Subordinated Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.9 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.2	Indenture, dated as of May 1, 1998, between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number
4.9	Senior Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.8 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.1	Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.2	U.S. Guarantee and Collateral Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.3	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.4	Non-Competition Agreement, dated as of November 4, 2003 between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.5	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.6	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.7	Transaction Fee Agreement, dated as of November 4, 2003, among Nalco Company, Goldman, Sachs & Co., Apollo Management V, L.P., and Blackstone Management Partners IV L.L.C., which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number
10.8	Monitoring Fee Agreement, dated as of November 4, 2003, between Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.8 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.9	Amendment No. 1, dated as of November 4, 2003 to the Monitoring Fee Agreement, dated as of November 4, 2003, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co. which is incorporated herein by reference from Exhibit 10.9 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.10	Sponsor Services Agreement, dated as of November 16, 2004, amending and restating the Monitoring Fee Agreement, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.11	Severance Agreement, effective as of January 1, 2004, between Nalco Company and William J. Roe, which is incorporated herein by reference from Exhibit 10.10 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.12	Employment Agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.13*	Severance Agreement, effective as of July 1, 2005, between Nalco Company and Gregory N. Nelson.
10.14	Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.15	Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.16	Employment Agreement, dated as of August 3, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.17	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.18	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

Exhibit Number
10.19	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.20	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.21	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.22	Nalco Holding Company 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.5 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.23	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.30 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.24	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.31 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.25	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.32 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.26	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.35 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.27	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.28	Management Members Agreement (Class B, C and D units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.37 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.29*	Non-Qualified Stock Option Agreement, dated as of May 6, 2005, between Nalco Holding Company and Gregory N. Nelson..
10.30*	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective January 17, 2005, between Nalco Company and Gregory N. Nelson.

Exhibit Number
10.31	Form of Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form S-8 of Nalco Holding Company filed on February 7, 2005 (File No. 333-122582).
10.32	Management Incentive Plan of Nalco Company (as amended and restated May 4, 2006), which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 8, 2006 (File No. 001-32342).
10.33	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).
10.34	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 10.37 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.35	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 10.38 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.36	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Leon D. Black, which is incorporated herein by reference from Exhibit 10.39 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.37	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 10.40 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.38	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Chinh Chu, which is incorporated herein by reference from Exhibit 10.41 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.39	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Joshua Harris, which is incorporated herein by reference from Exhibit 10.42 of the Annual Report Form 10-K Nalco Holding Company filed on March 24, 2005 (File No. 001-32342).
10.40	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective November 14, 2005, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc., which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on November 15, 2005 (File No. 001-32342).
10.41	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective May 26, 2005, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).

Exhibit Number
10.42	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective May 26, 2005, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).
10.43	Death Benefit Agreement and Addendum, effective May 26, 2004, between Nalco Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).
10.44	The Nalco Company Supplemental Profit Sharing Plan, effective May 1, 2005, between Nalco Holding Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.45	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.46	Change of Control Employment Agreement, effective May 10, 2005, between Nalco Holding Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.47	Form of Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 99-1 on Form 8-K of Nalco Holding Company filed on February 15, 2006 (File No. 001-32342).
10.48	Amendment No. 3, dated as of October 19, 2005, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.2 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).
10.49	Amendment No. 2, dated as of May 31, 2005, to the Receivables Transfer Agreement dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.1 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on August 15, 2005 (File No. 001-32342).
10.50	Amendment No. 3, dated as of September 30, 2005, to the Receivables Transfer Agreement dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.1 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).

Exhibit Number
10.51	Amendment No. 1, dated as of December 30, 2005, to the Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.51 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.52	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Chinh E. Chu, which is incorporated herein by reference from Exhibit 10.52 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.53	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Joshua J. Harris, which is incorporated herein by reference from Exhibit 10.53 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.54	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc, which is incorporated herein by reference from Exhibit 10.54 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342)
10.55	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 10.55 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.56	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 10.56 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.57	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 10.57 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.58	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 10.58 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.59	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 10.59 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

Exhibit Number
10.60	Omnibus Amendment, dated as of December 31, 2005, Amendment No.1 to the Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, and Amendment No. 4 to the Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.60 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.61	Amendment No. 5, dated as of December 31, 2005, to the Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.61 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.62	Amendment No. 4, dated as of February 22, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.62 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.63	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and John L. Gigerich, which is incorporated herein by reference from Exhibit 10.63 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.64	Consulting Agreement, effective as of July 19, 2006, between Nalco Company and John L. Gigerich, which is incorporated herein by reference from Exhibit 99.1 of Form 8-K Nalco Holding Company filed on July 20, 2006 (File No. 001-32342)..
10.65	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Chinh E. Chu, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.66	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Joshua J. Harris, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.67	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342)

Exhibit Number
10.68	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.69	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.70	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.71	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.72	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.73*	Separation Agreement, dated as of June 30, 2006, between Nalco Company and Philippe F. Creteur.
10.74*	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and Philippe F. Creteur.
10.75*	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Philippe F. Creteur.
10.76*	Amendment to the Management Members Agreement, dated as of June 30, 2006, between Nalco LLC and Philippe F. Creteur.
10.77*	Separation Agreement, dated as of July 14, 2006, between Nalco Company and Mark W. Irwin.
10.78*	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and Mark W. Irwin.
10.79*	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Mark W. Irwin.
10.80*	Amendment to the Management Members Agreement, dated as of June 1, 2006, between Nalco LLC and Mark W. Irwin.

Exhibit Number
10.81*	Amendment No. 5, dated as of December 15, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers.
10.82*	Expatriate Agreement, dated as of November 15, 2005, between Nalco Company and Gregory N. Nelson.
10.83*	Severance Agreement, effective as of January 1, 2004, between Nalco Company and Philippe Creteur
10.84*	Severance Agreement, effective as of January 1, 2004, between Nalco Company and Mark Irwin
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of William H. Joyce, our Chairman and Chief Executive Officer, and Bradley J. Bell, our Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

Copies of Exhibits may be obtained without charge upon written request to the Corporate Secretary, Nalco Holdings LLC, 1601 West Diehl Road, Naperville, IL 60563.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NALCO HOLDINGS LLC (Registrant)

By:	/s/ BRADLEY J. BELL Bradley J. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2007.

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