Form 10-K
period 2007-12-31
Nalco Holdings LLC
filed 2008-02-28
CIK 1290090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None of the Company’s limited liability company units is held by non-affiliates. As of January 31, 2008, there were 100 units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

FORM 10-K
NALCO HOLDINGS LLC
TABLE OF CONTENTS

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

3D TRASAR®, ACTRENE®, ADOMITE®, AQUAMAX™, BIO-MANAGE®, BRIGHT WATER®, Clean n CorTM, ControlBrom®, Core Shell®, COKE-LESS®, EN/ACT®, ENERCEPT®, ENERSPERSE®, EXTRA WHITETM, FastPath™, FREEFLOW®, Nalco ACT®, NALMET®, NEOSTARSM, NexGuard®, OdorTech®, PARETOTM, PORTA-FEED®, PROSPEC® Treat Service, PT TRASAR®, RO TRASAR®, SCORPION® II, SMART Solutions®, STA•BR•EX®, SULFA-CHECK®, SurFlo Certified®, THERMOGAIN®, TRASAR®, Tri-ACT®, ULTIMER®, UltraTreat®, ULTRION®, VALUELINE®, VANTAGE®, WaterServ™ and certain other products and services named in this document are our registered trademarks and service marks. ROFA® and ROTAMIX® are trademarks of Nalco Mobotec. Filtrete™ is a trademark of 3M.

We are the world’s leading water treatment and process improvement company, delivering significant environmental, social and economic performance benefits to a variety of industrial and institutional customers. Our products and services are used in water treatment applications to prevent corrosion, contamination and the buildup of harmful deposits, in production processes to enhance process efficiency, extend asset life and improve our customers’ end products, and in air emission control programs to reduce harmful releases. We help our customers reduce energy, water and other natural resource consumption while minimizing their environmental releases and improving their bottom line.

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

We derive our strength and stability from the quality of the products and services we provide and the diversity of our revenues. We serve a broad range of end markets, including aerospace, paper, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, marine, metalworking and institutions such as hospitals, universities and hotels. We believe we offer the broadest product portfolio in our industry, including more than 10,000 products and 5,500 unique formulations. We have also established a global presence, with about 11,500 employees operating in more than 130 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a consistently high level of service to our local, regional and multinational customers.

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

Diverse Customers and Industries Served.    We provide products and services to more than 70,000 customer locations across a broad range of industries and institutions, including — at our latest study — about 65% of Industry Week magazine’s top 500 U.S. manufacturers and all of the Euro Stoxx 50 companies. In 2007, no single customer accounted for more than 3% of our net sales. Our business is also diversified geographically. In 2007, 48% of total sales were to customers in North America, 29% in Europe, Africa and the Middle East, 9% in Latin America and 14% in the Asia/Pacific region. We believe this diversification minimizes the potential impact of volatility from any one customer, industry or geographic area.

Global Reach.    We have a direct sales and marketing presence in 130 countries across six continents. This enables us to provide a consistently high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage in meeting the global needs of our multinational customers, which are increasingly seeking single-source suppliers and positions us to extend our reach to higher growth markets. Our geographical diversity also mitigates the potential impact of volatility in any individual country or region. In 2007, we derived approximately $2,153 million, or 55% of our net sales, from our non-U.S. subsidiaries (excluding sales to our U.S. operations).

World Class Sales Team.    Through the expertise of our more than 7,000 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience with more than 40% of our approximately 2,000-person North American sales team having more than ten years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $914.5 million, $827.7 million, and $788.6 million for the years 2007, 2006, and 2005, respectively. Of those amounts, approximately 90% represented the cost of our sales force, and their related expenses during these time periods.

Integrated Technology, Sales and Service.    We combine on-site service, innovative technology and engineering excellence to create value for our customers. Our technical sales professionals identify problems and opportunities at the customer’s plant and our research teams then work to develop effective solutions to these needs, often working jointly with our customers. Many of our customers specify our formulations into their processes and products. This approach has led to over 5,500 unique formulations, the development of more than 2,000 active patents worldwide and a high degree of customer loyalty.

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

Deep Management Team.    Our senior management team consists of professionals with significant experience within our Company and the water treatment and industrial process improvement industry. Bradley J. Bell, former Chief Financial Officer of Rohm and Haas Company, is our Executive Vice President and Chief Financial Officer. Our Energy Services, Industrial and Institutional Services, Asia/Pacific and European divisions are led by long-time Nalco veterans. Our Paper Services business and Alternate Channels and Supply Chain operations are led by established industry veterans who joined the Company in the past few years.

Our Business Strategy

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are pursuing a strategy designed to generate real sales growth at 5% annually for our base business. In addition, we intend to further accelerate our growth through developing alternate channels to market, investing in emerging geographies and expanding sales force capability to sell a broader product range. We also continue to look to acquire technologies that provide significant value to our customers, and that can be leveraged across our extensive sales force. Earnings and cash flow growth are targeted to grow at faster rates than our underlying sales growth as we improve productivity and working capital management. The key elements of this strategy are:

Pursue High-Growth Markets.    We intend to continue to focus on high-growth markets and segments. Geographically, we plan to leverage our global reach by capitalizing on our presence in high-growth emerging markets including Asia, Eastern Europe and Latin America. For example, we are focusing significant attention on the high-growth China, Russia and India markets, with a substantial effort to hire and train outstanding sales engineers and service technicians to meet growing customer demand. In China, our focus has resulted in more than 25% compound annual growth in sales since 1999. We are also forming new ventures in West Africa, Eastern Europe and the Caspian region that will permit us to pursue energy services opportunities at new customer production facilities planned in these areas.

Maintain Technological Leadership.    We strive to develop new technologies and products through a focused commitment to technology, research and development. The evolution of our existing products and the development of new technologies have historically allowed us to sustain and enhance the profitability of our business and further penetrate our target markets, including our existing customer base. For example, over the past 15 years we have developed several generations of our TRASAR automated feed and control technology for cooling water treatment programs. We launched the latest generation of this technology, our 3D TRASAR cooling water stress management program, in 2004. In 2007, we extended our reach with this platform by introducing 3D TRASAR for Reverse Osmosis membrane control. In 2008, we plan to further expand on this breakthrough technology system by introducing 3D TRASAR control technology for Boilers. Our engineers will continue to work closely with our customers in an effort to identify new product opportunities and jointly develop new technologies. In addition, we continue to pursue technology ventures and acquisitions, taking an 87.5% interest in Mobotec USA in late 2007 to expand our reach into the air pollution reduction market and forming NanoSpecialties LLC in July 2007 to work with Keystone Nano to develop more precise applications for various water and process technologies.

Pursue High-Growth Industry Segments.    While we have shown the ability to exceed market growth rates even in many mature markets through innovative technology and advanced engineering, monitoring and control services, we believe that selecting the right industries on which to focus resources helps us exceed underlying market growth rates. In the late 1990s, we decided to disproportionately invest in research, development and training resources to support fast growth in the deepwater oil production industry. As a result, we are capturing well over 70% of business on these large platforms, exceeding our average market share in our overall Energy Services business. In Paper Services, we believe that the tissue and towel and digital printing segments will grow more rapidly than other Paper segments, and have invested disproportionately in these areas. We have also expanded our business to provide hygiene water and air services by developing diagnostic and on-site service capabilities to reduce the health risks customers face due to pathogens in water and air. Our

December 2007 acquisition of a majority interest in Mobotec USA — now known as Nalco Mobotec — extends our reach into rapidly growing energy use reduction and air emission control markets, with capability to reduce many critical pollutants, including greenhouse gases, nitrogen and sulfur oxides (NOx /SOx), mercury, hydrogen chloride and particulates. Interest in these applications continues to grow across many industry segments.

Build Upon Our Customer Base.    We seek to strengthen our position with our existing customer base as well as pursue new customers by continuing to serve as the leading global provider of fully integrated water treatment services and industrial process solutions, while building an air quality control platform. An essential element of our strategy is to continue integrating our sales and technical staff into our customers’ daily operations and process planning. Historically, this strategy has allowed us to expand our service and product offerings with existing customers and has led to the development of new technologies. We continually seek to add value for our customers by identifying those services, products and equipment that will enhance their profitability through reduced costs, improved yields and decreased capital spending.

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

Continue to Reduce Costs.    We have initiated a comprehensive cost reduction plan that yielded savings in 2007 of $79 million compared to 2006. Through work process redesign and other cost control initiatives, we achieved savings of $71 million, $89 million and $88 million in 2006, 2005 and 2004, respectively. The savings target we work to exceed is $75 million annually. We expect our cost reduction plan to achieve incremental efficiencies through work process redesign and other targeted cost improvements, which address inefficiencies in our sales, service and support functions around the world. Work process redesign efforts are also expected to improve important customer performance metrics such as on-time delivery.

Maximize Cash Flow.    We believe that there are significant opportunities to increase our cash flow. We believe that the capital expenditures required to maintain our business are low relative to our sales. We generally expect capital expenditures at near $100 million annually. In 2008, we expect to spend about $120 million. In 2007, net capital expenditures were $114.6 million. While management has historically focused on particular components of working capital, the large increase in raw material costs and commensurate price increases we achieved have driven up working capital requirements during the past three years. This working capital demand was further stretched in 2007 as we went through the initial stages of implementing a new order-to-cash process that included both significant enterprise system changes and fundamental shifts in roles and responsibilities related to order placement and processing. We believe there is a significant opportunity to reduce our working capital needs, particularly in the area of accounts receivable. During the year ended December 31, 2007, we used cash flow from operations of $323.8 million for capital expenditures, share repurchase activities, the acquisition of a majority interest in Mobotec USA, common stock dividends, and a modest reduction in net debt. Net debt did not decrease by the amount of debt payments due to currency fluctuations.

Focus on Supply Chain Management.    We have a dedicated global supply chain team that focuses on managing manufacturing, procurement and logistics activities. We believe that by coordinating these functions, we achieve better inventory management and lower overall Company costs for our delivered end products. We believe that the introduction of a common SAP platform for our North American and European operations will improve our ability to coordinate production, inventory and delivery within each region and across these regions. In 2007, we expanded this platform to Brazil, Australia and New Zealand and added new order-to-cash process capabilities in North America and Europe. We believe that we will be able to make additional improvements in our inventory management and lower procurement costs as we develop our abilities to fully utilize these systems and expand the geographic reach of the systems to the rest of the world.

Our Divisions and Offerings

	Industrial and Institutional Services	Energy Services	Paper Services
Market Positions	$7.4 billion global market(1)(2)	$3.9 billion global market(1)	$8.5 billion global market(1)
	#1 Market Position	#1 Market Position	#3 Market Position
Market Share(3)	18%	32%	9%
2007 Net Sales(4)	$1,761 million	$1,180 million	$748 million
Representative Markets	Food and Beverage Buildings, Hotels, Hospitals Chemicals, Pharmaceuticals Manufacturing, Metals, Utilities, Mining, Marine	Exploration Field Development Production Refining Petrochemical Manufacturing	Fine Paper Uncoated Free Sheet Coated Free Sheet Newsprint Tissue and Towel Containerboard

(1)	Approximate market size based on internal estimates and industry publications and surveys.
(2)	Represents the water treatment and services markets, which accounted for approximately 70% of our Industrial and Institutional Services division’s net sales in 2007.
(3)	Market share calculations include segment sales from India and Japan, as well as end-market allocations from an all-inclusive Emerging Market business unit within I&IS.
(4)	Divisional net sales exclude approximately $223 million of sales reflected in our Other segment, including our sales in India, Japan, and an Integrated Channels group.

Industrial and Institutional Services

Our Industrial and Institutional Services Division provides water treatment programs, process-focused programs, and emissions reduction across a broad range of end users. Our offerings are organized according to the markets we serve so we can address the unique drivers faced by each segment. Innovative treatment of boiler water, cooling water, influent, and wastewater, along with practical solutions for pollutant control, allow our customers to increase production efficiency, reduce total cost of operation, conserve water and energy, meet compliance requirements and extend the useful life of their assets. We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage, medium and light manufacturing, marine and metalworking industries as well as institutional clients such as hospitals, universities, commercial buildings and hotels. Our Industrial and Institutional Services segment generated net sales of $1.761 billion in 2007, representing 45% of net sales.

Water Treatment Applications

Our water treatment capabilities are applied across our three core divisions. In our Industrial and Institutional Services division, water treatment programs accounted for 73% of net ongoing sales in 2007, excluding the impact of our waste coal agglomeration, or synfuel, business. This waste coal business will not continue into 2008 due to expiring customer tax incentives. Including the waste coal business, process applications were 30% of Industrial and Institutional Services division sales in 2007, with water treatment representing 70% of sales. The increase in the proportion of the business that is classified as process from 2006 results is primarily driven by the reclassification of some mining applications to process, including applications used in water-based production processes. Water applications also accounted for 19% of our Energy Services net sales and 17% of our Paper Services net sales in 2007. The following descriptions include water treatment applications in the Industrial and Institutional Services division. Boiler water, cooling water, raw water and wastewater programs are also used in our Paper Services and Energy Services divisions.

Boiler Water Applications.    Nalco is the world leader in boiler water treatment technology. We have more than 80 years of experience in this core area and continue to invest and innovate to enhance reliability, reduce water use and improve efficiency for our customers. Corrosion and scale buildup are the most common problems addressed by our boiler water treatment programs. We have helped our customers overcome various boiler system challenges by providing integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance. Our TRASAR technology is recognized as an innovative water treatment program that prevents operational problems. TRASAR technology continues to evolve and today is used in conjunction with a number of our boiler water treatment programs, such as NexGuard. NexGuard combines the most advanced boiler internal treatment chemistry with TRASAR technology and advanced diagnostic, monitoring, feed and control equipment. Other applications of TRASAR include TRASAR Recovery Boiler Leak Indication, which is designed to determine when a loss of concentrated boiler water occurs in operating boilers. We also develop condensate treatment programs designed to prevent corrosion, overheating and rupture of boilers. Two examples of these programs are Nalco ACT and Tri-ACT. We have been awarded a Research and Development 100 Award for Nalco ACT, our revolutionary condensate treatment comprised of food industry ingredients, making Nalco ACT unique in both its technical and safety merits. Tri-ACT is a series of corrosion inhibitors that includes blends of neutralizers, filmers and oxygen scavengers to provide uniform protection of the condensate system.

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

Wastewater Applications.    Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. This is accomplished by a team of highly trained sales engineers, marketers, and technical support staff members along with innovative programs, such as ULTIMER dispersion technology. ULTIMER polymers, for which Nalco won a United States Presidential Green Chemistry Challenge Award and a Research and Development 100 Award, are water-based and yield a more stable, soluble, user-friendly product. ULTRION is another important wastewater program from Nalco. These liquid cationic coagulants clarify water more effectively than alum, reduce treated water-suspended solids, increase the efficiency of water clarification systems, reduce or eliminate the need for pH adjustment, and decrease settled sludge volume. For removing heavy metals from wastewater, we use our patented NALMET technology, which can reduce regulated metals to below-compliance limits in one step. To improve sludge dryness and reduce sludge handling costs, we use our proprietary Core Shell high-activity flocculants.

Multi-pollutant control applications

Nalco’s acquisition of an 87.5 % interest in Mobotec USA, Inc., has led to the formation of Nalco Mobotec, a combined force that helps customers address the evolving regulatory environment with effective solutions for drastic reduction of NOx, SOx, CO, particulates (PM) and mercury. Nalco Mobotec’s cost-effective technologies for emissions reduction include the ROFA rotating opposed fire air system, which sets the volume of the furnace in rotation via patented asymmetrically placed air nozzles. This induced turbulence and rotation prevents laminar flow, with superior mixing and temperature distribution in the furnace for more effective combustion. The ROFA system can also dramatically reduce NOx, SO3, CO, PM and fly ash LOI (unburned carbon), while increasing efficiency by reducing excess combustion air. Another Nalco Mobotec innovation is ROTAMIX rotary mixing technology, a patented technique for mixing chemicals and/or additional fuel. Developed for optimum reduction of NOx, it combines asymmetrical air nozzles with automatically regulated lances to inject reducing chemicals into the furnace, where the temperature is most favorable. With ROTAMIX, demand of chemicals can be drastically reduced when compared to an SNCR system.

Mining and Mineral Processing Applications

We provide a wide range of quality products, programs and services to help the mining and mineral processing industry improve product quality and productivity in a safe and environmentally responsible manner. Specifically, these offerings help increase recovery of the valued mineral, improve water quality for re-use or discharge to the environment, reduce contaminants in our customer’s products, increase plant throughput/utilization, reduce energy consumption, increase equipment life through scale and corrosion control and reduce or eliminate dust. The industries we serve include alumina and bauxite, coal, copper, precious metals, iron ore, aggregates, kaolin, phosphate, and soda ash.

Colloidal Technologies Applications

We invented and patented a commercial process for the production of stable concentrated silica solutions in 1941. Today, we operate one of the single largest colloidal silica facilities in the world, and our broad range of colloidal silica products is used in applications in about 40 countries. We manufacture colloidal silica, other specialty colloidal particles and complementary process chemicals used in the polishing of silicon wafers, semiconductor chips, memory disks and other electronic substrates; in the manufacture of catalyst supports, vacuum formed shapes, high temperature refractories and specialty coatings; and in the precision investment casting of metal parts. Our technically proficient sales engineers work closely with our customers to design and implement custom nanoparticle solutions for their raw material or process optimization requirements. For example, in the investment casting industry, we offer complete investment casting shell programs, including colloidal silica binders, polymers, wetting agents, antifoams, wax cleaners, biocides and refractories, designed to shorten drying cycles, increase prime coat adhesion, improve casting surface quality and reduce casting defects.

Finishing Technologies Applications

As a leading innovator in metalworking and surface finishing products and services for manufacturers around the globe, the Finishing Technologies group works closely with customers to optimize their production processes. We serve a broad range of manufacturers, including makers of aerospace, automotive, truck, and recreational vehicle components. Utilizing specialized process simulation facilities, our experienced sales engineers collaborate with our dedicated research department to deliver process products and programs offering better finished product quality, higher production rates, and lower production costs with less effort while minimizing environmental footprint. Finishing Technologies counts among its customers many of the world’s most recognized brand names. Our extensive product line includes metalworking fluids, conversion coatings, cleaners, and corrosion inhibitors.

We expect growth to be fueled by product innovation and investment in the technical training of our sales force. R&D in the areas of metalworking fluids, cleaners and rust preventatives as well as products and programs for the monitoring, control and mitigation of pathogens in the metalworking environment are expected to generate new offerings in 2008.

Membrane Technologies Applications

Membrane technology is being adopted at an ever-increasing rate as a cost-effective technology for purifying water for both industrial and potable applications. Our products address the needs of all types of membrane systems, ranging from seawater desalination and well and surface water purification, to advanced water recycle processes and wastewater treatment.

Our unique 3D TRASAR technology for RO, in combination with our state of the art chemistry, provides added protection against the formation of mineral scale and allows reverse osmosis systems to operate without unscheduled downtime. 3D TRASAR technology for RO uses only the required amount of antiscalant, even at high recovery rates and using difficult water sources. Furthermore, 3D TRASAR technology for RO allows for optimization of reverse osmosis desalination facilities, insuring that the yield of pure water is maximized, and the amount of water sent to waste is at its absolute minimum.

To combat microbial fouling — the most common and difficult problem to treat in a membrane system — our product range includes non-oxidizing biocides that control a wide spectrum of microorganisms. Our technology and experience allow us to implement customized treatment schemes that maximize the operating time of the facility.

Using our patented PT TRASAR technology, it is now possible to safely reduce incidences of particulate fouling by continuously monitoring, controlling and optimizing the addition of proprietary filter aid polymers that enhance the performance of the pretreatment to the RO membranes. In addition, PT TRASAR will help reduce the potential risk for membrane fouling by residual filter aid.

Our innovative, performance-enhancing polymer chemistries can more than double the throughput of membrane-based wastewater treatment systems. This, in turn, allows for the design of more compact membrane bioreactor systems with significantly lower capital and operating costs for both industrial and municipal applications.

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

Environmental Hygiene Services

We offer a complete line of specialized services designed to assess, control and reduce risk from water-borne pathogens such as Legionella. Trained hygiene service specialists perform risk assessments to identify areas within water systems that could be at risk for pathogen proliferation. We then develop a site-specific, prioritized recommendation plan to reduce the risk of pathogen exposure that can lead to illnesses such as Legionnaires’ Disease. Our water system Cleaning & Disinfection services remediate sources of pathogen risk. We also offer Pathogen Analytical services to measure program performance. In 2007, EHS introduced the revolutionary FastPath test that allows the user to determine the presence of Legionella pneumophila serogroup 1 bacteria (the bacteria most associated with Legionnaires’ Disease) in a matter of 25 minutes in the field. With the FastPath test, the user can quickly and easily discover a potentially dangerous situation and take immediate corrective action.

Our protocols help customers comply with guidelines created by professional organizations, state and federal government agencies, and local governments.

Our Building Environment Solutions program focuses on lowering energy costs and carbon footprint while increasing the satisfaction of building occupants through improved indoor air quality. The COIL-FLO coil-cleaning program removes microbial contamination, dust and debris so HVAC units operate more efficiently and without odor. We offer Filtrete Commercial High Performance HVAC filters from 3M that reduce particles so building air is fresher and coils remain cleaner. The low airflow resistance of the filters reduces fan energy consumption. Our HVAC audit process estimates potential energy and emission reduction with an ROI analysis, after which we implement the solution, and add a monitoring program to measure air particles, energy consumption, and HVAC efficiency.

Alternate Channels

One of our strategic goals is to develop alternate channels to market. One new channel is WaterServ, a program of products and services that takes technology created for larger, industrial customers and adapts it to meet the needs of smaller customers using an appropriately scaled business model. Through WaterServ, smaller customers can take advantage of many of our programs, including boiler water, HVAC, facility care, coil cleaning, air filtration, hygiene service and automation programs.

WaterServ is run via hubs in different cities. Building on the success of a test hub initiated in Chicago in 2005, several additional hubs were developed in 2006 and 10 more added at the beginning of 2007. The 10 hubs added in 2007 were integrated with existing Institutional and light manufacturing business in those geographies. From these hubs, a specially trained team can sell and service smaller customers, creating a stronger relationship with the customer. Using standardized equipment and service packages, we can streamline and lower costs to serve and maintain these accounts. The CRM software enables us to use real, data-driven information to develop sales efficiency and effectiveness key performance indicators (KPIs). TRASAR technology with remote 24-hour monitoring and alarming capability is the key differentiator to provide results with reduced sales engineer involvement in routine maintenance activities, while providing performance superior to competitive offerings currently available. In 2007, we generated 9% sales growth from our WaterServ hubs, taking total sales using this business approach to $80 million.

Energy Services

Our Energy Services division provides on-site, technology driven solutions to the global natural gas, petroleum and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful lives of customer assets, while improving refined and petrochemical product quality and yields. Our customers include nearly all of the largest publicly traded oil companies. Our ten largest Energy Services customers in 2007 have been with us for more than ten years, with most more than 20 years. Our Energy Services division generated 2007 net sales of $1.180 billion, representing 30% of our net sales. We continue to emphasize safety and environmental leadership in our product development and implementation efforts.

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

Oilfield Applications

Oil and natural gas production is increasing in harsh environments, including extreme temperature and pressure in remote locations. Exploration and production projects are gaining in scope and size, and with elevated oil prices, the stakes have increased in flow assurance and infrastructure protection. Focusing on these new challenges, the Oilfield Chemicals group offers solutions to production flow challenges such as hydrate formation, paraffin deposition and emulsified streams.

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

The deposition of sludge on the inside of pipelines can cause serious injection restraints in produced water injection systems, increased incidence of localized corrosion and higher operating costs. Clean n Cor pipeline performance technology incorporates hands-on technical expertise with advanced chemistry and in-field monitoring. Clean n Cor provides a comprehensive treatment solution that removes deposits from inner pipe walls and filter equipment and then prevents otherwise aggressive corrosion from taking place.

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

Water Treatment Applications

We provide total water management solutions specific to customers’ refining and chemical processing needs in the areas of water clarification, boiler treatment, cooling water treatment and wastewater treatment. See ‘‘— Industrial and Institutional Services — Water Treatment Applications.’’

Paper Services

Our Paper Services division offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. Our customers include the 20 largest paper companies in the world. Eight of our ten largest Paper Services customers in 2007 have been with us for more than 15 years. Our Paper Services segment generated 2007 net sales of $748 million, representing 19% of our net sales.

Today’s pulp and papermakers are under pressure to improve the overall efficiency of their operations in the face of capacity challenges, shifting market demand for their finished products and escalating costs. Their customers demand that end product properties — such as brightness, tissue softness, or paper strength — perform to increasingly challenging specifications in a very competitive environment. To help our customers excel, we developed our SMART Solutions offering, a grade-based approach for improving customers’ end product performance and optimizing operational efficiency. It is through the dedication of our well-trained sales engineers, industry technical consultants, and research and development teams that we are able to successfully implement our SMART Solutions offering and innovative technology.

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

Our paper process applications focus on opportunities to reduce our customers’ total operating costs, increase machine efficiency, improve sheet properties, enhance product quality, and extend machine life. These customer benefits are achieved through a variety of programs, including microorganism control, increased retention, drainage and formation, felt cleaning, increased paper strength, prevention of surface pitch and stickies deposition, and chemical fiber de-inking. Advanced sensing, monitoring and automation technologies are incorporated into the applications to optimize program effectiveness and minimize risk.

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

We launched EXTRA WHITE Brightness Technology as the first in a series of advancements that form the foundation of SMART Solutions for Opticals Management. This innovative new technology delivers cost-effective brightness and whiteness development in an environmentally friendly and safe manner, while having a positive impact on operational efficiency as compared to traditional brightness development methods.

Additionally, the PARETO Wet-End Optimization Technology is used to improve and optimize the delivery of retention aid chemicals to the paper machine. An integral part of SMART Solutions for Efficiency, PARETO technology focuses on the many variables that impact quality and efficiency in modern papermaking, delivering optimization of key system inputs. PARETO technology can provide significant improvement in chemical efficiencies at minimized consumption of key resources such as water and energy, allowing our customers to improve their environmental performance.

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

Water Treatment Applications

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

Consulting Services

Our on-site experts, industry technical consultants and researchers develop appropriate solutions for a broad range of customer requirements, such as single process optimization, system-wide program implementation, troubleshooting or increasing efficiencies. We provide numerous plant, process and application audits and surveys in water, energy or paper processing. We offer consulting for all water use and discharge areas and make recommendations for improvements, cost reductions or efficiency improvements through our Advanced Recycle Technology programs. Our technically trained sales professionals can also rely on guidance from a global knowledge management system that allows access to our specialized experts anywhere in the world. We take a multi-disciplinary approach to developing solutions by evaluating the mechanical, operational and chemical aspects of each process. By monitoring interactions among these three system components, our field engineers are able to anticipate and solve problems and prevent damage to customer processes. We utilize advanced database and computer analytical programs to support these efforts, including our VANTAGE database, which captures analytical data, prepares diagnostic images and reports on a real-time basis.

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

Research and Development

We benefit from a high quality research and development effort consisting of more than 490 personnel worldwide, more than 200 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was $65.8 million, $60.6 million and $57.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. In recent years, we have received numerous research and development awards, including awards for ULTIMER 00LT053, ULTIMER, Nalco ACT, NALCO98DF063, TRASAR3000, our high stress polymers and STA•BR•EX.

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

Raw Materials

We purchase more than 6,900 raw materials, with the largest single raw material representing just over 1% of sales, or about 4% of raw material purchases. While single raw material purchases are not significant to us, we do purchase similar categories of products in many cases. Four categories of raw material purchases represented more than 10% of our total North American purchases in 2007: Organics; Monomers; Polymers; and Solvents, Oils and Alcohols. In addition, another four categories of raw materials account for more than 5% of our raw material spend: Amines; Surfactants; Biocides; and Inorganics and Salts. Our raw material purchases also include a variety of packages, bases, defoamers, fatty acids and phosphonates, among many other types of materials. For the years ended December 31, 2007, 2006 and 2005, we purchased direct materials valued at $1,126.0 million, $1,053.0 million and $923.0 million, respectively. In addition, joint ventures consolidated by us made direct material purchases valued at $79.7 million, $60.6 million and $63.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Working Capital

To better serve and meet the needs of our customers, approximately 14% of our inventories are maintained at customer sites as consignment inventories. Although the consignment inventory model is in place throughout the world, its use is most prevalent in North America. The decision to put inventory at a customer’s site is usually based on a request from the customer. Processes are in place to follow movements, and inventory quantities at most sites are physically counted at least annually to validate these processes and to ensure that the accounting records are properly stated.

Employees

As of December 31, 2007, we had about 11,560 employees, of whom approximately 4,820 were employed in North America, approximately 3,010 were employed in Europe, the Middle East and Africa, approximately 1,630 were employed in Latin America and approximately 2,100 were employed in the Pacific region. We consider relations with our employees to be good.

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

We are also subject to a variety of regulations relating to the production and handling of our products, as well as the conduct and condition of our production facilities. We do not believe that these regulatory requirements will have a material effect on capital expenditures, earnings or competitive position. Recently adopted chemical registration regulations in the European Union, referred to as REACH, will result in additional costs to us and our competitors. These costs are presently not anticipated to materially impact earnings or our competitive position and we have developed a program to meet the regulations.

Executive Officers

Name	Title	Age
Dr. William H. Joyce	Director, Chairman of the Board and Chief Executive Officer	72
Bradley J. Bell	Executive Vice President and Chief Financial Officer	55
Richard A. Bendure	Group Vice President and President, Pacific Business Operations	39
David Johnson	Group Vice President and President, Europe, Africa and Middle East Operations	47
Mary Kay Kaufmann	Group Vice President and President, Industrial and Institutional Services division — Middle Market	48
Louis L. Loosbrock	Group Vice President and President, Industrial and Institutional Services division — Heavy Industry	54
Scott C. Mason	Group Vice President and President, Alternate Channels and Global Supply Chain	49
Mark R. Stoll	Group Vice President and President, Pacific Support Operations	51
Gregory N. Nelson	Group Vice President and President, Services and Equipment	52
Steve M. Taylor	Group Vice President and President, Energy Services division	45
John P. Yimoyines	Group Vice President and President, Paper Services division	59

Dr. William H. Joyce retired effective on December 30, 2007. Prior to his retirement, Dr. Joyce had been our Chairman and Chief Executive Officer since joining us in November 2003. Dr. Joyce was formerly the Chairman and Chief Executive Officer of Hercules Incorporated, a position he took in May 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation from 1996 through May 2001. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer, and from 1993 to 1995 he was President of Union Carbide. Prior to that, he had been Chief Operating Officer of Union Carbide since 1992.

Bradley J. Bell has been our Executive Vice President and Chief Financial Officer since joining us in November 2003. From 1997 to 2003, Mr. Bell served as Senior Vice President and Chief Financial Officer of Rohm and Haas Company. Prior to that, Mr. Bell served as Vice President and Treasurer of both the Whirlpool Corporation, from 1987 to 1997, and the Bundy Corporation, from 1980 to 1987.

Richard A. Bendure has been our Group Vice President and President, Pacific Business Operations since May 2007.  Prior to that, Mr. Bendure served as General Manager of North Asia and President of Katayama Nalco since 2004, taking on the additional responsibility for managing the regional supply chain in 2006.  In 2003, Mr. Bendure served as General Manager of the Asia Pacific Paper group.  From 2001 to 2003, Mr. Bendure served as the General Marketing Manager for the Asia Pacific division.  In 2001, Mr. Bendure served as Marketing Manager for E-commerce, and in 2000 was a Marketing Manager for the Paper Chemicals division based in Naperville.  Prior to joining Nalco, Mr. Bendure worked for ECC International and Calgon Corporation in sales, sales management, marketing and technical management roles.

David Johnson has been our Group Vice President and President of Europe, Africa, Middle East (EAME) Operations since May 2007. Prior to that, Mr. Johnson was Vice President of the global Downstream business for our Energy Services division since 2006.  He was the Global Strategic Business Leader for Energy Services Downstream from 2004 to 2005.  In 2003, Mr. Johnson was General Sales Manager for the Downstream business in North America.  He became General Marketing Manager for the Refinery and Fuel Management (RFM) business unit in 2002. From 1999 to 2002, Mr. Johnson was Business Manager for the EAME RFM group of the Nalco/Exxon joint venture, after having served as the group’s Marketing Manager from 1996 to 1999. Mr. Johnson was Market Development Manager for the EAME RFM group from 1994 to 1996, and he held the same position from 1990 to 1994 for the Oil Field Chemicals (OFC), RFM and Chemical Process Industries groups.  From 1987 to 1990, Mr. Johnson worked in the U.K. as Area Manager for OFC. He held the same position, based in Norway, from 1985 to 1987 and, prior to that, Mr. Johnson was a Technical Sales Representative for OFC from 1983 to 1985.  Before moving into sales, Mr. Johnson worked as a Scientific Investigator in hydrocarbons research from 1981 to 1983.  He began his career at Nalco in 1978 in our U.K.-based Weavergate Works Laboratory as a Scientific Assistant.

Mary Kay Kaufmann is our Group Vice President and President, Industrial and Institutional Services (I&IS) — Middle Market. She has held this position since May 2007. Beginning in 2006, Ms. Kaufmann was Vice President, Nalco Business Transformation Team. From 2004 to 2006, she was Strategic Business Unit Leader for Food, Beverage and Pharmaceutical industries in the Americas and Europe. Ms. Kaufmann was Vice President of Sales for I&IS — North America from 2002 to 2004. Prior to that, she was General Manager from 1997 to 2002. From 1992 to 1997, she was Business Manager for the Chemical Process Industry group. Ms. Kaufmann was Marketing Manager for Product Development from 1989 to 1992 and Product Manager of both Boiler and Cooling chemicals from 1985 to 1989. She began her career at Nalco in 1980 as a Sales Representative, and also served as an Area Manager before taking the Product Manager position.

Louis L. Loosbrock has been our Group Vice President and President, Industrial and Institutional Services (I&IS) — Heavy Industry since May 2007. Prior to that, Mr. Loosbrock had been Group Vice President and President of our Pacific division since April 2003. Mr. Loosbrock was Group Vice President and President of our Pulp and Paper division from April 2002 to April 2003. Mr. Loosbrock served as General Manager, Global Mining from 1998 to 2002; Sales Manager from 1986 to 1989 and 1991 to 1998; and Marketing Manager from 1989 to 1991. He began his career with us in 1977 as a Sales Representative in the Mining Group and in 1981 was named District Manager.

Scott C. Mason is our Group Vice President and President, Alternate Channels and Global Supply Chain. He joined us in January 2006 as Group Vice President and President, Alternate Channels and Operations Planning. Mr. Mason was formerly Vice President of GrafTech International Ltd. and served as President, Advanced Carbon Solutions (2005). He was President, Graphite Power Systems from 2003 to 2005. From 2000 to 2002, Mr. Mason was President, Advanced Energy Technologies. He was elected Chief Executive Officer and Chairman of Carbon Savoie (France) from 2003 to 2005, and he was elected Chief Executive Officer and President, UCAR SpA (Italy) from 2003 to 2005. Prior to that, Mr. Mason held numerous positions with Union Carbide Corporation, where he began his career in 1981.

Gregory N. Nelson separated from our Company on January 7, 2008. Mr. Nelson had been our Group Vice President and President, Services and Equipment. He was also our Managing Director, European Operations, until June 2007. Mr. Nelson joined us in January 2005 as President, Alternate Channels and Global Services. Prior to joining us, Mr. Nelson was Chief Procurement Officer and Vice President for Supply Chain at Sun Chemical from 2003 to 2004 and Vice President for Global Procurement at Dow Chemical and Union Carbide from 1997 to 2003. Mr. Nelson started his career at ExxonMobil Chemical Company in 1977 as an engineer and held several positions in manufacturing, logistics and strategic business planning until 1997.

Mark R. Stoll has been our Group Vice President and President, Pacific Support Operations since May 2007. Prior to that, Mr. Stoll was Vice President, Field Operations for the Industrial and Institutional Services division since 2006.  In 2003, Mr. Stoll was named Vice President, Strategic Business Units, for the Industrial and Institutional Services division.  In 2000, Mr. Stoll was named Sales Manager for the Finishing Technologies group and later that year promoted to General Manager of the global Colloidal Technologies and Performance Products group.  Mr. Stoll was named Business Manager for the General Industries group in 1998.  He was Sales Manager for the General Industries group from 1994 to 1998.  Mr. Stoll began his career with Nalco in 1978 as a Sales Representative in the Metal Industry Chemicals group and held the position of District Manager from 1983 to 1994.

Steve M. Taylor has been Group Vice President and President of our Energy Services division since May 2007. Prior to that, he served as Vice President of Upstream Energy Services since 2006. In 2005, Mr. Taylor served as Strategic Business Unit Leader of our Oilfield Chemicals group. In 2004, he was named Division Vice President of Marketing for Upstream and Downstream in our Energy Services division. From 2002 to 2004, Mr. Taylor served as Worldwide Marketing Manager. He served as North American Oilfield Chemicals Sales Manager from 1998 until 2002. He began his career with Nalco in 1995 as Middle East Sales Manager for Nalco/Exxon Energy Chemicals.

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

We have historically been able to maintain our market positions and margins through continuous innovation of products and development of new offerings to create value for our customers. Recent innovations and developments that we have relied on include our 3D TRASAR system for controlling and monitoring chemical feed. We may not be successful in continuing to make similar innovations in the future. Our future operating results will depend to a significant extent on our ability to continue to introduce new products and applications and to develop new offerings that offer distinct value for our customers. Many of our products may be affected by rapid technological change and new product introductions and enhancements. We expect to continue to enhance our existing products and identify, develop and manufacture new products with improved capabilities and make improvements in our productivity in order to maintain our competitive position. We intend to devote sizeable resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that:

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

We are a highly leveraged company. As of December 31, 2007, our total consolidated indebtedness was $2,903.5 million and we had $200.0 million of borrowing capacity available under our revolving credit facility (excluding $23.1 million of outstanding letters of credit).

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

At December 31, 2007, we had $1,151.3 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $11.5 million per year.

Despite our current leverage, we may still be able to substantially increase our indebtedness. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to substantially increase our indebtedness in the future. The terms of the indentures governing our subsidiaries’ notes do not fully prohibit our subsidiaries or us from doing so. Nalco Company’s revolving credit facility provides commitments of up to $250.0 million, all but $50.0 million of which would have been available for future borrowings as of December 31, 2007 (excluding $23.1 million of outstanding letters of credit). If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 130 countries and, in 2007, approximately 55% of our net sales originated outside the United States and some of our business is conducted in politically unstable countries such as Venezuela. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	difficulties in managing international operations and the burden of complying with foreign laws;

•	exposure to possible expropriation or other government actions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against American interests; and

•	countries whose governments have been hostile to U.S.-based businesses.

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

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. These include obligations to investigate and clean up environmental contamination on or from properties or at off-site locations where we are identified as a responsible party. For example, we are currently identified as a potentially responsible party at certain waste management sites. We have also been named as a defendant in multi-party and individual lawsuits based on claims of exposure to hazardous materials and claims that our products are defective or dangerous. We have also been named as a defendant in lawsuits where our products have not caused injuries, but the claimants wish to be monitored for potential future injuries. We cannot predict with certainty the outcome of any such tort claims or the involvement we or our products might have in such matters in the future and there can be no assurance that the discovery of previously unknown conditions will not require significant expenditures. In each of these chemical exposure cases, our insurance carriers have accepted the claims on our behalf (with or without reservation) and our financial exposure should be limited to the amount of our deductible; however, we cannot predict the number of claims that we may have to defend in the future and we may not be able to continue to maintain such insurance.

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a summons charging one of our subsidiaries with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H.P. Bulmer Limited, is also charged. Our subsidiary entered a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. Our subsidiary has presented a position paper and a mitigation statement and is awaiting a ruling on the amount of a penalty.

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

For the years 2004 through 2007, our average annual cost savings were $82 million. In 2007, we achieved cost savings of $79 million, which was slightly above our target of $75 million. A variety of risks could cause us not to achieve the benefits of our expected cost savings, including, among others, the following:

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

Also, limitations on raw materials and rising prices for underlying materials have resulted in the past, and could result in the future, in price increases for raw materials we purchase. In the past, our margins have been impacted by such raw materials price increases, and our margins could be similarly impacted in the future if we are unable to pass any future raw material price increases through to our customers.

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2006 and 2007, we contributed $70.8 million and $86.8 million, respectively, to our pension plans. We expect to contribute at least $36.0 million to the U.S. pension plan in 2008. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2008. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions could be even higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of November 30, 2007, our worldwide pension plans were underfunded by $313.5 million (based on the actuarial assumptions used for purposes of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Prior to the closing of the Acquisition, the PBGC requested and received information from us regarding our business, the Transactions and our pension plans. The PBGC took no further action with respect to their inquiry.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.6 billion as of December 31, 2007, or approximately 60% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.5 billion as of December 31, 2007, or 41% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers, including but not limited to those in the synthetic fuel industry, are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

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

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. Our subsidiary submitted a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. Our subsidiary has presented a position paper and mitigation statement and is awaiting a ruling on the amount of a penalty. We have established an accrual in accordance with SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances. Based on information currently available, we do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

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

The Successor financial statements include the consolidated audited financial statements of Nalco Holdings LLC and its subsidiaries. The Predecessor statement of operations represents the combined statement of operations of Ondeo Nalco Group, which includes the consolidated statement of operations of Ondeo Nalco Company and the combined statement of operations of the Nalco International SAS Subsidiaries.

You should read the following data in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements included elsewhere in this Annual Report.

	Successor					Predecessor
(dollars in millions, except per share data)	Year ended December 31				November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$3,912.5	$3,602.6	$3,312.4	$3,033.3	$460.1	$2,306.5
Operating costs and expenses:
Costs of product sold	2,154.1	1,992.3	1,841.0	1,578.8	249.9	1,122.9
Selling, administrative, and research expenses	1,204.8	1,097.7	1,019.9	1,038.7	174.7	892.4
Impairment of goodwill (1)	—	—	—	—	—	244.4
Amortization of intangible assets (1)	62.1	70.1	81.6	96.3	15.4	68.9
In-process research and development (6)	—	—	—	122.3	—	—
Business optimization expenses (2)	15.3	9.5	25.6	1.7	0.8	20.3
Sponsor monitoring fees	—	—	—	11.2	1.8	—
Sponsor monitoring agreement termination fee (7)	—	—	—	35.0	—	—
Suez management fees	—	—	—	—	—	2.9
Loss (gain) on sale of business		—	—	—	—	5.2
Operating costs and expenses	3,436.3	3,169.6	2,968.1	2,884.0	442.6	2,357.0
Operating earnings (loss)	476.2	433.0	344.3	149.3	17.5	(50.5)
Other income (expense), net (3)	(4.7)	(4.3)	4.0	2.9	(1.0)	(9.2)
Interest income	9.1	9.1	8.5	10.1	0.6	7.1
Interest expense	(238.4)	(239.7)	(228.6)	(213.2)	(49.6)	(32.7)
Earnings (loss) before income taxes and minority interests	242.2	198.1	128.2	(50.9)	(32.5)	(85.3)
Income tax provision (benefit)	81.8	69.8	54.3	47.5	(8.3)	68.7
Minority interests	(8.2)	(7.9)	(5.7)	(5.8)	0.1	(4.2)
Net earnings (loss)	$152.2	$120.4	$68.2	$(104.2)	$(24.1)	$(158.2)
Net Earnings (Loss) per Share (4)
Cash Dividends Declared	$113.1	—	—	—	—	—
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$323.8	$285.1	$201.8	$237.2	$88.7	$144.4
Investing activities	(152.1)	(99.9)	(77.7)	(72.9)	(4,145.1)	(12.3)
Financing activities	(95.3)	(179.6)	(125.9)	(231.9)	4,130.3	(234.2)
Other Financial Data (unaudited):
EBITDA (5)	$657.7	$621.9	$557.5	$357.0	$54.5	$106.8
Non-cash charges included in EBITDA (6)	35.6	35.5	19.8	174.4	23.9	268.7
Unusual items included in EBITDA (7)	27.7	19.1	6.4	45.9	6.3	48.5
Capital expenditures, net (8)	114.6	93.4	74.6	91.8	15.6	85.6
Depreciation	132.3	131.0	133.3	114.3	22.5	101.8
Amortization of intangible assets	62.1	70.1	81.6	96.3	15.4	68.9

	As of December 31
(dollars in millions)	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$119.9	$37.3	$30.8	$33.2	$100.0
Working capital (9)	634.8	560.9	498.1	424.2	398.7
Property, plant and equipment, net	762.3	743.4	755.3	847.3	865.6
Total assets	5,991.5	5,658.7	5,554.2	5,933.7	6,163.8
Total debt (including current portion of long-term debt)	2,903.5	2,803.2	2,913.3	3,118.3	3,314.7
Total unitholder’s equity	1,505.1	1,240.1	1,033.2	1,017.7	1,069.0

(1)	The Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In the period from January 1, 2003 through November 3, 2003, the Predecessor recorded a goodwill impairment charge of $244.4 million based on the price paid in the Acquisition.
(2)	The Successor incurs business optimization expenses, representing mostly employee severance and related costs, in connection with its programs to redesign and optimize its business and work processes. The Predecessor incurred significant business optimization expenses as a result of the global integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. The costs incurred included severance, asset write-offs, facility closing costs and other items.
(3)	Other income (expense), net consists of gains/(losses) on the disposals of assets, franchise taxes, equity earnings of unconsolidated subsidiaries, recognized gains and losses on foreign currency transactions and other miscellaneous income (expense). A $10.4 million charge for the settlement of an interest rate swap was also included during the period from January 1, 2003 through November 3, 2003.
(4)	Not applicable.
(5)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following is a reconciliation of net earnings (loss) to EBITDA:

	Successor					Predecessor
	Year ended December 31				November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
(dollars in millions)	2007	2006	2005	2004
Net earnings (loss)	$152.2	$120.4	$68.2	$(104.2)	$(24.1)	$(158.2)
Interest expense, net	229.3	230.6	220.1	203.1	49.0	25.6
Income tax provision (benefit)	81.8	69.8	54.3	47.5	(8.3)	68.7
Depreciation	132.3	131.0	133.3	114.3	22.5	101.8
Amortization of intangible assets	62.1	70.1	81.6	96.3	15.4	68.9
EBITDA	$657.7	$621.9	$557.5	$357.0	$54.5	$106.8

(6)	EBITDA, as defined above, was reduced by the following non-cash charges, each of which is further discussed below:

	Successor					Predecessor
	Year ended December 31				November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
(dollars in millions)	2007	2006	2005	2004
Impairment of goodwill	$—	$—	$—	$—	$—	$244.4
In-process research and development	—	—	—	122.3	—	—
Inventory step-up	—	—	—	14.6	21.2	—
Asset write-offs	—	2.5	2.8	1.1	—	4.2
Profit sharing and 401(k) expense funded by Suez	28.6	25.6	13.2	27.8	4.0	20.0
Other	7.0	7.4	3.8	8.6	(1.3)	0.1
	$35.6	$35.5	$19.8	$174.4	$23.9	$268.7

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

Asset Write-Offs

In conjunction with integration and process improvement initiatives, the Predecessor wrote off assets consisting primarily of a $5.0 million investment in start up ventures in 2003.

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

In addition, in 2007, we reduced the estimated residual value on a leveraged lease investment, resulting in a non-cash loss of $2.3 million.

(7)	In addition to incurring non-cash charges and business optimization expenses, our EBITDA was impacted by the following unusual (income) expenses, each of which is further discussed below:

	Successor					Predecessor
	Year ended December 31				November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003
(dollars in millions)	2007	2006	2005	2004
Loss (gain) on pension and OPEB settlement and curtailment	$0.5	$1.7	$0.5	$0.1	$(0.1)	$7.9
Loss (gain) on sales, net of expenses	2.0	6.0	4.1	0.2	1.1	12.4
Other unusual items	25.2	11.4	1.8	45.6	5.3	25.7
Suez management fees, net	—	—	—	—	—	2.5
	$27.7	$19.1	$6.4	$45.9	$6.3	$48.5

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

Other Unusual Items

Other unusual items include the non-cash compensation expenses recognized from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees. Our share-based compensation plan expenses for the years 2007, 2006, 2005 and 2004 were $15.5 million, $1.8 million, $0.3 million, and $0.1 million, respectively. Included in 2007 was a $12.0 million expense for a grant of nonvested common stock as part of an agreement with our Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007. There were no share-based compensation plan expenses in 2003.

For the years ended December 31, 2007 and 2006, significant other unusual items included consultancy fees in connection with our work process redesign initiatives of $4.0 million and $3.8 million, respectively, and consulting and legal fees associated with our legal entity restructure of $5.2 million in each year.

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

Suez Management Fees, Net

In connection with the Acquisition, agreements under which fees were paid by the Predecessor to Suez, or received from Suez, were terminated.

(8)	Capital expenditures are net of proceeds from disposal of assets.

(9)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and calculated as follows:

	As of December 31
(dollars in millions)	2007	2006	2005	2004	2003
Current assets less current liabilities	$624.3	$448.0	$506.3	$439.7	$446.8
Less cash and cash equivalents	(119.9)	(37.3)	(30.8)	(33.2)	(100.0)
Plus short-term debt	130.4	150.2	22.6	17.7	51.9
Working capital as defined	$634.8	$560.9	$498.1	$424.2	$398.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2007 (the ‘‘Annual Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Use of Non-GAAP Financial Measures

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are measures used by management to evaluate operating performance. Adjusted EBITDA is also used to determine our compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

Direct contribution is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges (an internal non-GAAP charge based on trade accounts receivable, inventories and equipment specifically identifiable to each of our operating segments). EBITDA is defined as net earnings plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges, as permitted under our senior discount note, senior note and senior subordinated note indentures and our senior credit facility. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and minority interest charges.

Direct contribution provides investors with the measurement used by our management to evaluate the performance of our segments. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We consider the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. We believe Free Cash Flow provides investors with a measure of our ability to generate cash for the repayment of debt.

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes and minority interests in Note 22 of our consolidated financial statements included in Item 8 of this Annual Report. The most direct comparable GAAP financial measures of each other non-GAAP financial measure, as well as the reconciliation between each other non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

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

Impairment of Long-Lived Assets Other Than Intangibles

We conduct periodic reviews for idle equipment and review business plans for possible impairment implications. PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 6.2% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that PORTA-FEEDs could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEEDs and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED is not found, we write off the asset immediately.

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

Goodwill and Other Intangible Assets

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment at least annually and when events or changes in business circumstances indicate that the carrying value may not be recoverable. The carrying values of intangible assets with finite lives are reviewed for possible impairment when events or changes in business circumstances indicate that the carrying value may not be recoverable.

We have defined our reportable segments as our reporting units for our goodwill accounting. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a combined market multiple and discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of goodwill.

We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

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

Pensions

Accounting for pensions involves the selection of a discount rate and an expected rate of return that we apply to a market-related value of plan assets. This methodology generally reduces the volatility of pension expense that would have otherwise resulted from changes in the value of the pension plan assets and pension liability discount rates. The discount rate used to determine the present value of our future U.S. pension obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for U.S. pension obligations. The discount rates for our foreign pension plans are selected by reference to high quality corporate bond rates in those countries that have developed corporate bond markets. In those countries where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds.

The assets in the principal domestic pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 49% equity, 32% fixed income and 19% alternative investments such as hedge funds and private equity. Other assets such as real estate may be used judiciously to enhance portfolio returns and diversification.

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

We review our long-term rate of return assumptions annually. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The expected long-term rate of return is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years in determining pension expense.

Other Postretirement Benefits

Accounting for other postretirement benefits requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. The discount rate used to determine the present value of our future postretirement benefit obligations other than pensions is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for our other postretirement benefit obligations. We develop our estimate of the health care cost trend rates through review of our recent health care cost trend experience and discussions with our actuary regarding the experience of similar companies.

Income Taxes

We estimate our income tax expense in each of the jurisdictions in which we operate in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which has been further clarified by Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109. This results in our recording deferred tax assets and liabilities in the consolidated balance sheet to recognize the temporary differences caused by the timing of recognition of income and expense for financial statement and tax purposes. Valuation allowances are recorded based on the realizability of the deferred tax assets. Relevant factors to determine the realizability of the assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. Valuation allowances are established for those assets that are determined to be more likely than not to expire without benefit, or for which income of the proper character is not anticipated.

The effect of a valuation allowance for a deferred tax asset that is expected to originate in the current year is included in the annual effective tax rate for the year. The effect of a change in the beginning-of-the-year balance of a valuation allowance resulting from a change in judgment about the realizability of the related deferred tax asset in future years is recognized in the interim period in which the change occurs.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by FIN 48. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

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

We have been named as a potentially responsible party, or PRP, by the Environmental Protection Agency or state enforcement agencies at five waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at the waste disposal sites. Our financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

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

Executive Level Overview

We generated solid sales and profit growth in 2007, even as second-half profitability was constrained by continuing problems in Europe and by product and other cost increases late in the year. Sales for the year ended December 31, 2007 grew 8.6% to $3,912.5 million from $3,602.6 million, including 4.9% organic sales growth. We define organic growth as nominal, or actual, sales growth less the impacts of changes in foreign currency translation rates and acquisitions and divestitures.

Net earnings rose 26.4% to $152.2 million from $120.4 million in 2006. Earnings benefited from a fourth quarter insurance settlement from the 2005 hurricanes that resulted in a $12.3 million improvement to Adjusted EBITDA and a $7.6 million increase in net earnings. This gain was offset in net earnings by a $12.0 million expense for a grant of nonvested common stock as part of an agreement with our Chairman and Chief Executive Officer, Dr. William H. Joyce. Dr. Joyce retired effective December 30. For purposes of Adjusted EBITDA, this expense was neutral as it was added to EBITDA as part of other unusual charges. Adjusted EBITDA increased 7.3% to $729.8 million in the year ended December 31, 2007 from $680.1 million in 2006.

Energy Services led organic growth for the year, up 8.8% on continued strength in Oilfield and Downstream businesses. Industrial and Institutional Services (I&IS) grew 5.3% led by rapid growth in Asia, Latin America and several North American markets — including our Power, Mining and Food and Beverage business units. Paper Services revenues were essentially flat. Other segment sales declined 2.3% as good organic growth in our Katayama Nalco joint venture in Japan and modest gains in India were more than offset by a sizable drop in an Integrated Channels group that pursues opportunistic sales. Nearly 60% of our sales came from business units growing at a 10% average organic rate.

Direct contribution margins expanded in Energy Services from 21.4% to 21.8% for the year, even as the business continued to invest heavily in hiring and training sales engineers to support new business capture for start-up in 2008. I&IS direct contribution margins contracted 0.5 percentage points to 22.0% due to increased investment in organic operating expenses in Europe that did not translate into organic growth for the region. Paper Services direct contribution margins held relatively flat, with a modest 0.1 percentage point dip as declining results in Europe offset solid performance improvement in the Americas.

Across the Company, sales in every region grew at least 6.5% organically except the European region, which declined 0.5% organically for the year. North America was up 6.5%, Asia 7.5% and Latin America 9.4% organically. Profitability in Europe declined more sharply as operating expense investments in growth areas were not offset by revenue growth and profits in other parts of Europe.

On December 10, 2007, we acquired an 87.5% interest in Mobotec USA — naming our new entity Nalco Mobotec. Cash paid for this acquisition, net of cash acquired, was $28 million. Additional value to the selling shareholders may be paid through earn-out clauses that will be treated as compensation if targets are reached. During the 21 days Nalco Mobotec was part of the Company, it added $2.5 million to sales and $0.5 million to EBITDA. Nalco Mobotec provides industrial and power utility customers with a wide range of solutions that save energy and reduce many critical pollutants, including greenhouse gases, nitrogen and sulfur oxides (NOx /SOx), mercury, hydrogen chloride and particulates. This business fits well in our strategic focus on providing customers with sustainable solutions — or solutions that combine economic, environmental and social benefits.

Free Cash Flow was $201.0 million for the year ended December 31, 2007, even with a sizable, unplanned increase in receivables and a decision to accelerate pension funding. This was an increase of 9.4% over the $183.8 million of Free Cash Flow generated in 2006. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Year ended December 31
(dollars in millions)	2007	2006
Net cash provided by operating activities	$323.8	$285.1
Minority interests	(8.2)	(7.9)
Additions to property, plant, and equipment, net	(114.6)	(93.4)
Free cash flow	$201.0	$183.8

We moved forward pension funding from 2008 into 2007 by nearly $20 million following the August 2007 release of new rules under the Pension Protection Act of 2006. For the year, pension funding exceeded expense levels by more than $40 million. Days Sales Outstanding (DSO) increased by 6 days to 72 days during 2007 following implementation of new order-to-cash work processes and systems that had been intended to shrink DSO, among other benefits. These changes, made as part of an initiative we called Nalco Business Transformation (NBT), are expected to deliver productivity improvements and enhanced cash generation over time. However, during 2007, we only gained a small portion of the productivity gains we expect, and added more than $60 million to working capital with the DSO increase.

Our waste coal agglomeration, or synfuel business, accounted for $79.5 million in sales and $23.3 million in direct contribution for I&IS during 2007. In 2006, revenues were $62.0 million and direct contribution was $16.6 million. As a result of expiring customer tax incentives, this business does not continue into 2008. There are no asset write-offs or other charges expected as a result of the business elimination.

Other notable aspects of our 2007 performance included:

•	Successful introductions of new technology played a critical role in this growth, including our Clean n Cor pipeline treatment program in Energy Services, our EXTRA WHITE brightness technology in Paper Services, and an extension of our 3D TRASAR control technology to optimize reverse osmosis applications across the segments.

•	Our WaterServ alternate channel business generated 9% growth and profitability levels similar to the Company average. While not yet growing at the pace we believe is possible, we are fully confident in the long-term success of this effort to serve smaller customers effectively and profitably.

•	We continued to make progress on cost savings initiatives, achieving $79 million in 2007, and bringing our four-year average savings since initiating these efforts to $82 million. Productivity improvements in our supply chain drove a significant portion of these gains.

•	We added to our sales, safety and technical training as we continue to emphasize the need for both superior, proprietary technology and superior on-site engineering and service. We launched a new employee on-boarding program that has helped to speed the integration of new hires — of which we had 450 net additions during the year — into the Nalco team.

2008 Outlook

In 2008, we expect to deliver a solid improvement in results. Although some of the world’s economies face weakening trends, we provide critical water treatment offerings that are needed almost independent of the business cycle. Our products and services generate energy and water savings that are all the more valuable in high energy cost environments. Process applications that depend more on customer production levels are highly concentrated in the strong upstream and downstream energy industries, along with the solid mining industry. Taken together, we expect continued solid top line growth.

Key areas of focus in 2008 include:

•	Improving growth and profitability in the Company’s European business;

•	Driving improved profitability across the portfolio. This will entail the prompt capture of additional price increases commensurate with any further raw material and freight cost increases. If oil prices remain at current levels, we could expect increases in combined product and freight costs of $100 million above 2007. We expect cost levels to continue to rise during the first several months of 2008. We have launched price changes effective January 1 with these increases in view, and will follow with more as needed to maintain profit levels;

•	Improved profitability will also entail better cost and spending disciplines, bringing more of what we expect to be solid top line growth down to the bottom line;

•	Continuing our cost savings and productivity initiatives to generate an additional $75 million in benefits again this year;

•	Increasing Company-wide focus on generating Free Cash Flow. We are moving to fold this into regional and business objectives across the Company, and are making Free Cash Flow targets an element of our management incentive plans.

As we look to 2008, our expectations for Adjusted EBITDA take into account the expiration of the synfuel business. Without synfuels, 2007 sales would have been $3.833 billion and Adjusted EBITDA would have been $707 million.

During 2008, Adjusted EBITDA is targeted to grow at an 8%-or-better pace from that $707 million base. We are more cautious in our outlook than we have been in the past because of the time needed to drive improvements in Europe, product cost increase potential and our typical one-quarter lag in recovering these cost increases through our own pricing actions, and the potential for modest recession impacts. What had been insurance recovery in 2007 will begin to be replaced by operating earnings as Gulf of Mexico platforms approach more normal levels of activity. Further, over time, we expect to replace earnings emanating from synfuels, beginning with the exciting addition of Mobotec, and with other growth strategies under development.

Free Cash Flow growth is expected to be substantial in 2008. Importantly, we expect to have fixed our receivables challenge. Bringing down our DSO to year-end 2006 levels will generate in excess of $60 million. This should offset the increase in receivables that would have been expected based on planned 2008 revenue growth. Added to higher cash earnings, Free Cash Flow is expected in the high $200 million range.

This remains a fundamentally sound business with a strong growth profile. While we are not immune to our customer’s economic conditions, we are cushioned against difficult economic conditions by our ability to save our customers’ energy, water, capital requirements and other input costs. In addition, some of the improvements we will capture in 2008 build on money spent in 2007.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Consolidated

Net sales for the year ended December 31, 2007 were $3,912.5 million, an increase of 8.6% over the $3,602.6 million reported for the year ended December 31, 2006. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 4.9%. Organic growth was reported by every geographic region except Europe, where sales declined modestly.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,758.4 million for the year ended December 31, 2007 rose $148.1 million, or 9.2%, over the $1,610.3 million for 2006. On an organic basis, gross profit increased by 5.3%. Contributing to the improvement was the impact of higher sales volumes and cost savings, which were partly offset by higher product and freight costs rising late in the year. A $12.3 million business interruption insurance settlement from the 2005 Gulf hurricanes that we received in the fourth quarter 2007 also benefited the current year. Gross profit margin for the year ended December 31, 2007 was 44.9% compared to 44.7% for the year ended December 31, 2006.

Selling, administrative, and research expenses for the year ended December 31, 2007 of $1,204.8 million increased $107.1 million, or 9.8%, from $1,097.7 million for the year ended December 31, 2006. Organically, selling, administrative, and research expenses were up $64.7 million, or 5.9%. Nearly three-fourths of this increase was attributable to selling expense, which was mainly resulted from higher salaries, employee incentives, employee benefits, training, travel, and outside services. Administrative expenses rose $7.8 million on an organic basis. The increase was primarily driven by a $12.0 million expense for a grant of nonvested common stock as part of an agreement with our Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, partly offset by lower incentive plan expenses.

Amortization of intangible assets was $62.1 million and $70.1 million for the year ended December 31, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $15.3 million and $9.5 million for the year ended December 31, 2007 and 2006, respectively. Current year expenses included $5.3 million of non-cash charges that resulted from some share-based payments to exiting executives, who were not replaced.

Other income (expense), net was a net expense of $4.7 million and $4.3 million for the year ended December 31, 2007 and 2006, respectively. The $0.4 million unfavorable difference was mainly attributed to lower earnings by our affiliate entities and higher franchise taxes and other miscellaneous charges, which were partly offset by a favorable change in foreign currency transaction gains and losses of $2.5 million.

Net interest expense, defined as the combination of interest income and interest expense, of $229.3 million for the year ended December 31, 2007 decreased by $1.3 million from the $230.6 million reported for the year ended December 31, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $5.2 million. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to the year-ago period more than offset this increase.
The effective tax rate was 33.8% for the year ended December 31, 2007 compared to an effective tax rate of 35.2% for the year ended December 31, 2006. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the incremental U.S. federal income tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences between income and expense for financial statement and tax purposes.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2006.

The year ended December 31, 2007 also included two discrete events related to our tax positions in The Netherlands. During the period, we completed our consultations with the tax authorities regarding their analysis of certain interest deductions incurred by two of our Dutch subsidiaries. The tax effect of these interest deductions represented $7.9 million of previously unrecognized tax benefits. The Dutch tax authorities concluded that all of the interest deductions we considered at risk were valid deductions under the applicable law. Therefore, we reversed an existing tax reserve, and reduced tax expense during the year by $7.9 million. In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.4 million of additional tax expense during 2007.

We also implemented various foreign reorganizations in 2007 that provided tax savings during 2007, and are expected to provide on-going savings in future years.

Minority interest expense was $0.3 million higher than the $7.9 million for the year ended December 31, 2006. Higher earnings by most of our non-wholly owned subsidiaries, most notably Saudi Arabia and Japan, accounted for the increase.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2007 and 2006 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2007	2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,760.9	$1,605.1	9.7%	4.2%	0.2%	5.3%
Energy Services	1,180.1	1,053.2	12.0%	3.2%	—	8.8%
Paper Services	748.4	722.9	3.5%	3.3%	—	0.2%
Other	223.1	221.4	0.8%	3.1%	—	(2.3)%
Net sales	$3,912.5	$3,602.6	8.6%	3.6%	0.1%	4.9%

The Industrial and Institutional Services division reported sales of $1,760.9 million for the year ended December 31, 2007, a 9.7% increase over the $1,605.1 million for the year ended December 31, 2006. On an organic basis, sales rose 5.3%. Double-digit organic increases were reported by our Pacific and North American Mining businesses and our Pacific and Latin American Water Centric businesses. Strong sales growth was also reported by our North American Food and Beverage, Power and Institutional businesses, as well as our global Colloidal Technologies group and our Emerging Markets business in Eastern Europe, the Middle East and North Africa. Lower organic sales in Western Europe, Finishing Technologies, and North America Manufacturing partly offset these gains.

The Energy Services division reported sales of $1,180.1 million for the year ended December 31, 2007, a 12.0 % improvement over the $1,053.2 million for the year-ago-period. Organically, sales increased 8.8%. Both our Upstream Oilfield and Downstream businesses accounted for virtually all of this increase with Upstream Oilfield up double-digits. Our Adomite business reported a modest organic sales improvement.

The Paper Services division reported sales of $748.4 million for the year ended December 31, 2007, a 3.5% increase over the $722.9 million reported for 2006. Organically, sales were flat from the year-ago period, as Latin America reported impressive growth and North America sales grew slightly as a result of introducing new technology and services. Pacific sales were flat and European sales declined on an organic basis.

In our Other segment, improved performances by our Katayama Nalco joint venture and subsidiary in India were more than offset by lower organic sales by our Integrated Channels group.

Direct contribution by reportable segment for the years ended December 31, 2007 and 2006 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2007	2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$387.6	$360.6	7.5%	4.1%	0.1%	3.3%
Energy Services	257.8	225.2	14.5%	3.5%	—	11.0%
Paper Services	118.2	115.2	2.7%	3.2%	—	(0.5)%
Other	(71.7)	(56.1)	(27.8)%	(5.0)%	—	(22.8)%

Direct contribution of the Industrial and Institutional Services division was $387.6 million for the year ended December 31, 2007, an improvement of 7.5% over the $360.6 million reported for the year-ago period. Organically, direct contribution improved 3.3%, as a result of the 5.3% organic increase in sales. Operating expenses were up 6.0% organically, mostly due to increased salaries, employee incentives, employee benefits, travel, bad debt expenses, and capital charges, which factor in the balance sheet impacts of the division’s customer consigned inventory and receivables. In Europe, higher organic operating expenses did not result in organic growth in sales.

The Energy Services division reported direct contribution of $257.8 million for the year ended December 31, 2007, a 14.5% increase over the $225.2 million reported for 2006. On an organic basis, direct contribution rose 11.0%. Higher sales volume and improved margins accounted for the increase despite investments in additional manpower for new business in Eastern Europe and the Middle East that will generate sales beginning in 2008. Operating expenses were up 12.2% organically, with the largest increases in salaries, employee incentives, employee benefits, travel, outside services, and capital charges.

The Paper Services division reported direct contribution of $118.2 million for the year ended December 31, 2007, a 2.7% increase over the direct contribution of $115.2 million reported for the year ended December 31, 2006. Organically, direct contribution was down 0.5%, as improved results in the Americas were more than offset by a significant decline in Europe and a more modest decrease in Asia. Operating expenses were up 5.9% organically. Salaries, employee incentives, employee benefits, training, travel, and outside services increased as bad debt expenses decreased.

The direct contribution loss of $71.7 million reported in Other for the year ended December 31, 2007, represented an increase of $15.6 million from the $56.1 million direct contribution loss reported in 2006, which was mostly attributable to an unfavorable change in raw material purchase price and manufacturing spending and volume variances. A $12.3 million business interruption insurance settlement from the 2005 Gulf hurricanes that we received in the fourth quarter 2007 partly offset these changes.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Consolidated

Net sales for the year ended December 31, 2006 were $3,602.6 million, an 8.8% increase from the $3,312.4 million reported for the year ended December 31, 2005. On an organic basis, net sales were up 7.8%. Of this improvement, 4.2% was attributed to price increase, while the remaining 3.6% was driven by real growth, which we define as organic growth less price increases that are passed on to simply recover higher costs.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,610.3 million for the year ended December 31, 2006 increased by $138.9 million, or 9.4%, over the $1,471.4 million for the year ended December 31, 2005. On an organic basis, gross profit increased by 8.4%. Higher sales volume and the impact of higher selling prices, partly offset by the effect of increased costs of raw and other purchased materials, contributed to this change. The improvement was also partly attributable to an inventory write-off of $9.0 million during the year ended December 31, 2005. In

2006, we recognized partial business interruption insurance recoveries of $2.5 million related to the 2005 Gulf hurricanes. Gross profit margin for the year ended December 31, 2006 was 44.7% compared to 44.4% for 2005.

Selling, administrative, and research expenses for the year ended December 31, 2006 of $1,097.7 million increased $77.8 million, or 7.6%, from $1,019.9 million for the year ended December 31, 2005. On an organic basis, selling, administrative, and research expenses increased 6.7%. Slightly less than half of this increase was attributable to selling expense, which was primarily due to higher salaries, commission expenses, employee benefits, bad debts, and outside services. Administrative expenses increased from 2005 due to higher employee incentive plan expenses, employee benefits, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure.

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

Net interest expense, defined as the combination of interest income and interest expense, of $230.6 million for the year ended December 31, 2006 increased by $10.5 million from the $220.1 million reported for the year ended December 31, 2005. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to 2005.

The effective tax rate for the year ended December 31, 2006 was 35.2% compared to an effective tax rate for the year ended December 31, 2005 of 42.4%. The reduction in the effective tax rate was primarily caused by the growth in pretax earnings and the restructuring of our foreign operations to facilitate the tax-efficient repatriation of cash to the U.S.

Minority interest expense was $2.2 million higher in 2006 than the $5.7 million for the year ended December 31, 2005, reflecting improved results for our non-wholly owned subsidiaries in Spain, Saudi Arabia, and Japan.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2006 and 2005 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2006	2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,605.1	$1,497.4	7.2%	1.1%	—	6.1%
Energy Services	1,053.2	901.0	16.9%	1.3%	—	15.6%
Paper Services	722.9	699.2	3.4%	1.2%	—	2.2%
Other	221.4	214.8	3.0%	(1.7)%	—	4.7%
Net sales	$3,602.6	$3,312.4	8.8%	1.0%	—	7.8%

The Industrial and Institutional Services division posted sales of $1,605.1 million for the year ended December 31, 2006, an increase of 7.2% over the $1,497.4 million for 2005. Price increases accounted for almost three-fourths of the 6.1% organic increase in sales. Solid improvements were made in the

Power, Chemical and Food and Beverage markets in North America, and strong growth was reported in Latin America, the Emerging Markets in Eastern Europe, the Middle East and Africa, and the Asian Mining market. Business units within the division that produce personal care ingredients and colloidal micro-particle products also posted exceptional sales gains.

The Energy Services division reported sales of $1,053.2 million for the year ended December 31, 2006, a 16.9% gain over the $901.0 million for the year ended December 31, 2005. Sales improved by 15.6% on an organic basis, with more than two-thirds of this improvement attributed to real growth. All three business units within the division — Adomite, Downstream, and Upstream Oilfield — reported double-digit organic improvements.

The Paper Services division posted sales of $722.9 million for the year ended December 31, 2006, a 3.4% increase over the $699.2 million reported for 2005, with 2.2% attributed to organic growth. The North American region reported positive organic growth as a result of price increases, while organic improvements in Latin America and Asia were primarily the result of real growth. These organic growth gains were partly offset by a decline in the European region.

The 4.7% organic growth in sales reported by the Other segment was attributable to price gains made by our Integrated Channels business and Katayama Nalco joint venture, and real growth by our subsidiary in India.

Direct contribution by reportable segment for the years ended December 31, 2006 and 2005 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2006	2005	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$360.6	$329.3	9.5%	1.2%	—	8.3%
Energy Services	225.2	173.9	29.5%	1.6%	—	27.9%
Paper Services	115.2	118.7	(3.0)%	1.4%	—	(4.4)%
Other	(56.1)	(75.6)	25.6%	(1.8)%	—	27.4%

Direct contribution of the Industrial and Institutional Services division was $360.6 million for the year ended December 31, 2006, an increase of 9.5% over the $329.3 million reported for the year ended December 31, 2005. Organically, direct contribution improved 8.3%. The Industrial and Institutional Services division’s success in implementing price increases contributed to most of the improvement.

The Energy Services division reported direct contribution of $225.2 million for the year ended December 31, 2006, a 29.5% increase over the $173.9 million reported for 2005. On an organic basis, direct contribution increased 27.9%. Higher sales volume and the impact of price increases accounted for most of the improvement. Partial business interruption insurance recoveries of $2.5 million related to the 2005 Gulf hurricanes recognized in 2006 also contributed to the increase. Operating expenses were up 7.1% organically from 2005 mainly as a result of higher salaries, commissions and benefit expenses.

The Paper Services division reported direct contribution of $115.2 million for the year ended December 31, 2006, a 3.0% decrease from the $118.7 million reported for 2005. Organically, direct contribution was down 4.4%, as costs of raw and other purchased materials continued to exceed price increases. Due to tight controls on spending, operating expenses were flat on an organic basis.

The direct contribution loss of $56.1 million reported in Other for the year ended December 31, 2006, represented an improvement of $19.5 million from the $75.6 million direct contribution loss reported for the year ended December 31, 2005. Significant contributors to the year-over-year change include supply chain variances that benefited 2006 results, unfavorable supply chain variances in 2005 due to the Gulf hurricanes, and favorable adjustments in 2005 for commissions and insurance/legal claims that did not recur in 2006.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the year ended December 31, 2007, cash provided by operating activities was $323.8 million, an increase of $38.7 million from 2006. The improvement was mostly the result of the increase in net earnings and a reduction in non-cash deferred income tax benefits included in the income tax provision, partly offset by higher contributions to pension plans. Overall, working capital usage in 2007 was comparable to 2006. Cash generated in 2007 by reductions in inventories and accounts payable was offset by higher cash requirements for receivables and variable incentive payments made in 2007 as we exceeded our 2006 targets. Variable incentive payments were not made in 2006 for 2005 variable incentive plans because actual results fell short of that year’s targets.

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

Investing activities.    Cash used for investing activities was $152.1 million for the year ended December 31, 2007, which was mostly attributable to net property additions of $114.6 million and the December 2007 acquisition of an 87.5% interest in Mobotec USA, Inc. for $27.9 million, net of $6.4 million of cash acquired.

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

Financing activities.    Net cash used for financing activities was $95.3 million for the year ended December 31, 2007. Cash dividends of $113.1 million, term loan repayments of $48.3 million, and a $12.8 million reduction in bank overdrafts were partly offset by $50.0 million of short-term borrowings against our revolving credit facility and a $34.0 million increase in borrowings against our receivables facility. Upon the expiration of our $100 million receivables facility in June 2007, we entered into a new three-year receivables facility that provides up to $160 million in funding.

Net cash used for financing activities totaled $179.6 million for the year ended December 31, 2006, which was mostly attributable to a net decrease in borrowings. We prepaid the remaining balance of $31.9 million on the U.S. dollar portion of our term loan A debt, made a scheduled payment on our euro-denominated term loan A debt of $3.2 million, and prepaid $170.0 million of our term loan B borrowings.

Most of the $125.9 million of cash used for financing activities during the year ended December 31, 2005 was attributable to prepayments of our term loan A debt totaling $99.0 million and a $22.0 million reduction in borrowings from our receivables facility.

We are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and a $160 million receivables facility, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior credit facilities.    Our revolving credit facility is part of our senior credit facilities that were entered into on November 4, 2003. Our senior credit facilities initially included a $300 million term loan A facility (including an €88.0 million tranche) maturing on November 4, 2009 and a $1,300 million term loan B facility maturing on November 4, 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility range from 1.00% to 1.50% with respect to base rate borrowings and 2.00% to 2.50% with respect to LIBOR or

Eurocurrency borrowings depending on our leverage ratio as defined by the facilities. The applicable margin for borrowings under the term loan B facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50%. We also pay customary letter of credit fees.

The term loan A facility was scheduled to amortize each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and six. In addition to the $15.3 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $82.6 million using cash generated from operations and proceeds from our former accounts receivable securitization facility. An additional $99.0 million, $35.1 million and $24.3 million was repaid during the years ended December 31, 2005, 2006 and 2007, respectively, using cash provided by operations.

The term loan B facility was scheduled to amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on November 4, 2010. In addition to the $13.0 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $206.0 million using cash generated from operations and proceeds from our former accounts receivable securitization facility. We repaid an additional $24.0 million during 2007 using cash from operations, and an additional $170.0 million was repaid during 2006, using mostly cash provided by operations.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. As of December 31, 2007, we had borrowed $50.0 million under the revolving credit facility, which was classified as short-term debt because of our intent to repay it in 2008.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries’ ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2007.

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

Adjusted EBITDA is calculated as follows:

	Year ended December 31
(dollars in millions)	2007	2006	2005
Net earnings	$152.2	$120.4	$68.2
Interest, net	229.3	230.6	220.1
Income tax provision	81.8	69.8	54.3
Depreciation	132.3	131.0	133.3
Amortization	62.1	70.1	81.6
EBITDA	657.7	621.9	557.5
Non-cash charges (1)	35.6	35.5	19.8
Business optimization expenses (2)	15.3	9.5	25.6
Unusual items (3)	27.7	19.1	6.4
Other adjustments (4)	(6.5)	(5.9)	(6.3)
Adjusted EBITDA	$729.8	$680.1	$603.0

(1)	Non-cash charges are further detailed on the following table:

	Year ended December 31
(dollars in millions)	2007	2006	2005
Asset write-offs	$—	$2.5	$2.8
Profit sharing and 401(k) expense funded by Suez	28.6	25.6	13.2
Other	7.0	7.4	3.8
Non-cash charges	$35.6	$35.5	$19.8

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

In addition, in 2007, we reduced the estimated residual value on a leveraged lease investment, resulting in a non-cash loss of $2.3 million.

(2)	Business optimization expenses for 2007, 2006 and 2005 include costs associated with the redesign and optimization of business and work processes. See Note 19 to Item 8 for more information.

(3)	Unusual items are further detailed on the following table:

	Year ended December 31
(dollars in millions)	2007	2006	2005
Pension settlements and curtailments	$0.5	$1.7	$0.5
Loss (gain) on sales, net of expenses	2.0	6.0	4.1
Other unusual items	25.2	11.4	1.8
	$27.7	$19.1	$6.4

Loss (Gain) on Sales, Net of Expenses

For the year ended December 31, 2006, we recorded a loss of $2.1 million from the sale-leaseback of our facility in Austria, and we also recognized losses of $1.2 million from the disposal of equipment at a plant in the U.K.

In 2005, we recognized an impairment loss of $2.4 million on a business that was held for sale.

Other Unusual Items

Other unusual items include the non-cash compensation expenses recognized from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees. Our share-based compensation plan expenses for the years 2007, 2006 and 2005 were $15.5 million, $1.8 million, and $0.3 million, respectively. Included in 2007 was a $12.0 million expense for a grant of nonvested common stock as part of an agreement with our Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007.

For the years ended December 31, 2007 and 2006, significant other unusual items included consultancy fess in connection with our work process redesign initiatives of $4.0 million and $3.8 million, respectively, and consulting and legal fees associated with our legal entity restructure of $5.2 million in each year.

In 2005, we incurred $1.0 million of costs on behalf of our Sponsors’ secondary offering. In addition, we wrote off $1.1 million of inventory, which pre-dated the Acquisition.

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the year ended December 31, 2007 are as follows:

	Covenant Level at December 31, 2007	Actual Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.80x	3.34x
Maximum net debt to Adjusted EBITDA ratio	5.50x	3.81x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.34x

(1)	Our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio which started at a minimum of 1.65x and a net debt to Adjusted EBITDA ratio which started at a maximum of 6.75x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $951.8 million that was outstanding under our term loan facilities as of December 31, 2007) and investments in similar business and other investments equal to 6% of Nalco Holdings LLC consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2007, the aggregate outstanding balance under these local lines of credit was approximately $20.3 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    In June 2004, Nalco Company entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company’s senior credit facilities, which provided up to $100.0 million in funding. When that facility expired in June 2007, Nalco Company entered into a new three-year facility with a commercial paper conduit sponsored by Bank of America, N.A., one of the other lenders under Nalco Company’s senior credit facilities. The new facility provides up to $160.0 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions.

Under the facility, pursuant to a receivables purchase agreement, Nalco Company (the seller) sells trade accounts receivable (the receivables) to Nalco Receivables LLC (the transferor), a wholly owned bankruptcy-remote special purpose limited liability company. Pursuant to a receivables transfer agreement, the transferor then transfers an undivided interest in the purchased receivables to the commercial paper conduit or the related bank sponsor (the transferees) in exchange for cash. The transferor’s purchase of receivables from the seller is financed through the simultaneous transfer of this undivided interest in the purchased receivables, together with cash contributed to it by Nalco Company and the advances made by the seller under an intercompany note.

Nalco Company, as the receivables collection agent, services, administers and collects the receivables under the receivables transfer agreement for which it receives a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. Borrowings under the receivables facility bear interest at a floating base rate plus a program fee. The program fee varies based upon our leverage ratio as calculated under the senior credit facilities and is currently 0.175% of the amount funded. In addition, the transferor is required to pay a facility fee that varies based upon the same ratio and is currently 0.225% of $163.2 million. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of December 31, 2007, approximately $212.0 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $143.0 million would have been available for funding. As of December 31, 2007, we had $134.0 million of outstanding borrowings under this facility, based on the amount of receivables eligible for financing as of November 30, 2007.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2007:

	Payments Due By Period
(dollars in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Contractual Obligations:
Debt obligations:
Principal	$2,833.3	$60.2	$1,053.7	$959.8	$759.6
Interest	887.0	206.0	391.5	215.6	73.9
Total debt obligations	3,720.3	266.2	1,445.2	1,175.4	833.5
Operating lease obligations (1)	280.9	20.8	40.8	54.8	164.5
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities (3)(4)	232.5	36.0	59.5	66.3	70.7
Total	$4,233.7	$323.0	$1,545.5	$1,296.5	$1,068.7

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.
(2)	Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
(3)	Does not reflect obligations under the Contribution Agreement relating to our Profit Sharing and Savings Plan, for which Suez has agreed to reimburse us.
(4)	The amounts in long-term liabilities represent our expected minimum pension funding requirements for the principal domestic defined benefit pension plan through 2017. Amounts beyond 2017 are not reasonably estimable.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2005 through December 31, 2007, our cumulative cash flow from operations was $810.7 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in November 2009. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2007, we had $50.0 million of borrowings under the $250 million revolving credit facility, excluding $23.1 million of outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2007. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond
Commercial Commitments:
Standby letters of credit (1)	$44.4	$41.3	$3.1	$—	$—
Guarantees	—	—	—	—	—
Other commercial commitments	1.7	1.3	0.4	—	—
Total	$46.1	$42.6	$3.5	$—	$—

(1)	The final maturity of current instruments is subject to annual renewal.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 decreased total assets and total liabilities by $5.6 million and $13.5 million, respectively, and increased shareholders’ equity by $7.9 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. Relative to SFAS No. 157, the FASB has issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to adopt the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually as of the beginning of our fiscal year ended December 31, 2008. We have evaluated SFAS No. 157 and do not expect that it will have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are to be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $2.7 million, decreased total liabilities by $0.9 million and reduced shareholders’ equity by $1.8 million. We will change our measurement date to our December 31 year end from the current measurement date of November 30 in 2008, as required.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008. We have evaluated SFAS No. 159 and do not expect that it will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating SFAS No. 160 and anticipate that it will not have a significant impact on the reporting of our results of operations.

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

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2007, we recorded a $71.0 million non-cash pretax loss in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2007 and 2006, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $5.4 million and $2.0 million, respectively.

At December 31, 2007, Nalco Company’s 2008 forecasted natural gas utility requirements were approximately 50% hedged utilizing natural gas forward contracts at an average cost of $8.19 per MMBTU. These contracts had a notional value of $6.4 million and have delivery dates from January 2008 through December 2008. Based on year-end NYMEX prices, we had a net unrealized loss on our natural gas forward contracts at December 31, 2007 of $0.4 million. Assuming that year-end natural gas prices were to increase or decrease by 10%, the gain or loss in fair value would be approximately $0.6 million.

At December 31, 2007, we had $1,151.3 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $11.5 million per year.

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

Nalco Holdings LLC and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited the accompanying consolidated balance sheets of Nalco Holdings LLC and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, unitholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holdings LLC and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company adopted (Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As discussed in Notes 2 and 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nalco Holdings LLC’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited Nalco Holdings LLC’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nalco Holdings LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Nalco Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nalco Holdings LLC and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, unitholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2008

Nalco Holdings LLC and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$119.9	$37.3
Trade accounts receivable, less allowances of $19.5 and $19.0 in 2007 and 2006, respectively	805.6	695.3
Inventories	350.4	340.7
Deferred income taxes	25.9	29.0
Prepaid expenses and other current assets	86.9	65.1
Total current assets	1,388.7	1,167.4
Property, plant, and equipment, net	762.3	743.4
Goodwill	2,459.8	2,299.9
Other intangible assets, net	1,121.4	1,169.5
Deferred financing costs	33.6	43.6
Receivable from former shareholder	37.7	60.0
Other noncurrent assets	188.0	174.9
Total assets	$5,991.5	$5,658.7
Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$311.5	$288.2
Accrued expenses	159.8	137.5
Accrued compensation	125.9	108.8
Short-term debt	130.4	150.2
Income taxes	36.8	34.7
Total current liabilities	764.4	719.4
Long-term debt	2,773.1	2,653.0
Deferred income taxes	378.6	352.9
Accrued pension benefits	314.4	430.7
Other liabilities	234.7	250.0
Minority interest	21.2	12.6
Unitholder’s equity:
Capital account	1,023.8	1,015.0
Accumulated deficit	107.3	60.3
Accumulated other comprehensive income	374.0	164.8
Total unitholder’s equity	1,505.1	1,240.1
Total liabilities and unitholder’s equity	$5,991.5	$5,658.7

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated Statements of Operations
(dollars in millions)

	Year ended December 31
	2007	2006	2005
Net sales	$3,912.5	$3,602.6	$3,312.4
Operating costs and expenses:
Cost of product sold	2,154.1	1,992.3	1,841.0
Selling, administrative and research expenses	1,204.8	1,097.7	1,019.9
Amortization of intangible assets	62.1	70.1	81.6
Business optimization expenses	15.3	9.5	25.6
Total operating costs and expenses	3,436.3	3,169.6	2,968.1
Operating earnings	476.2	433.0	344.3
Other income (expense), net	(4.7)	(4.3)	4.0
Interest income	9.1	9.1	8.5
Interest expense	(238.4)	(239.7)	(228.6)
Earnings before income taxes and minority interests	242.2	198.1	128.2
Income tax provision	81.8	69.8	54.3
Minority interests	(8.2)	(7.9)	(5.7)
Net earnings	$152.2	$120.4	$68.2

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated Statements of Unitholder’s Equity
(dollars in millions)

	Capital Account	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
Balance at January 1, 2005	$1,012.9	$(128.3)	$133.1
Share-based compensation	0.3	—	—
Net earnings	—	68.2	—	$68.2
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax benefit of $0.8	—	—	(1.8)	(1.8)
Gain on derivatives – net of tax of $0.2	—	—	0.2	0.2
Currency translation adjustments – net of tax of $7.9	—	—	(51.4)	(51.4)
Comprehensive income				$15.2
Balance at December 31, 2005	1,013.2	(60.1)	80.1
Share-based compensation	1.8	—	—	—
Net earnings	—	120.4	—	$120.4
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax of $0.4	—	—	0.8	0.8
Loss on derivatives – net of tax benefit of $0.8	—	—	(1.3)	(1.3)
Currency translation adjustments – net of tax benefit of $9.6	—	—	87.0	87.0
Comprehensive income				$206.9
Adjustment to adopt FAS 158 – net of tax benefit of $5.6	—	—	(1.8)
Balance at December 31, 2006	1,015.0	60.3	164.8
Share-based compensation	8.8	—	—
Dividends declared	—	(113.1)	—
Adoption of Interpretation No. 48 (FIN 48)	—	7.9	—
Net earnings	—	152.2	—	$152.2
Other comprehensive income (loss):
Net actuarial gains – net of tax of $26.4	—	—	57.5	57.5
Net prior service credit – net of tax of $6.5	—	—	11.8	11.8
Loss on derivatives – net of tax benefit of $0.4	—	—	(0.6)	(0.6)
Currency translation adjustments – net of tax of $22.3	—	—	140.5	140.5
Comprehensive income				$361.4
Balance at December 31, 2007	$1,023.8	$107.3	$374.0

See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in millions)

	Year ended December 31
	2007	2006	2005
Operating activities
Net earnings	$152.2	$120.4	$68.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	132.3	131.0	133.3
Amortization	62.1	70.1	81.6
Amortization of deferred financing costs	10.0	11.4	10.8
Equity in earnings of unconsolidated subsidiaries, net of distributions	0.9	1.9	2.5
Deferred income taxes	12.7	(19.1)	(28.2)
Amortization of unearned employee compensation and accretion of obligation	28.6	25.6	13.2
Defined benefit pension plan expense	41.4	44.9	43.9
Defined benefit pension plan contributions	(86.8)	(70.8)	(30.0)
Other, net	21.6	21.6	17.3
Changes in current assets and liabilities:
Trade accounts receivable	(55.4)	(40.6)	(59.9)
Inventories	6.2	(15.4)	(8.1)
Accounts payable	7.3	(8.8)	29.8
Other	(9.3)	12.9	(72.6)
Net cash provided by operating activities	323.8	285.1	201.8
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	—	—	(3.2)
Business purchases/sales, net	(28.3)	(6.4)	—
Additions to property, plant, and equipment, net	(114.6)	(93.4)	(74.6)
Other investing activities	(9.2)	(0.1)	0.1
Net cash used for investing activities	(152.1)	(99.9)	(77.7)
Financing activities
Cash dividends	(113.1)	—	—
Proceeds from long-term debt	50.2	—	24.3
Payments of long-term debt	(40.1)	(205.6)	(145.8)
Short-term debt, net	13.6	30.8	2.9
Deferred financing costs	—	(0.8)	(1.3)
Other financing activities	(5.9)	(4.0)	(6.0)
Net cash used for financing activities	(95.3)	(179.6)	(125.9)
Effect of foreign exchange rate changes on cash and cash equivalents	6.2	0.9	(0.6)
Increase (decrease) in cash and cash equivalents	82.6	6.5	(2.4)
Cash and cash equivalents at beginning of the period	37.3	30.8	33.2
Cash and cash equivalents at end of the period	$119.9	$37.3	$30.8
Supplemental cash flows information
Cash paid during the period for:
Interest	$227.8	$226.3	$217.6
Income taxes	81.4	88.6	80.4
See notes to consolidated financial statements.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
December 31, 2007

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

Change in Ownership

On November 4, 2003, Nalco Holdings LLC (the Buyer), a newly formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement (as amended, the Stock Purchase Agreement) with Suez S.A. (Suez) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (as defined below) for $4,127.1 million including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

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

Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2006 and 2005 to conform to the current year presentation.

These reclassifications had no effect on net earnings reported for any period.

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

2.    Summary of Significant Accounting Policies (continued)

inflationary environments are translated using a combination of current, average, and historical exchange rates, with the resulting translation impact included in results of operations. Exchange adjustments resulting from transactions executed in different currencies are included in other income (expense) in the statements of operations.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. We believe the likelihood of incurring material losses due to concentration of credit risk is remote. The principal financial instruments subject to credit risk are as follows:

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. Our policy is generally to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write-offs are recorded at the time a customer receivable is deemed uncollectible.

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 60% and 57% of the inventories at December 31, 2007 and 2006, respectively, are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts would have been $11.5 million higher at December 31, 2007 and $1.3 million lower at December 31, 2006 if the FIFO method of accounting had been used for all inventories.

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

2.    Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

We assess the recoverability of goodwill and other intangible assets with indefinite lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

We have defined our reportable segments as our reporting units for our goodwill accounting. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a combined market multiple and discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

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

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the statement of operations, was $10.0 million, $11.4 million and $10.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries except to the extent such earnings are considered to be permanently reinvested in the subsidiary. In cases where available foreign tax credits will not offset income taxes, appropriate provisions are included in the consolidated statement of operations.

2.    Summary of Significant Accounting Policies (continued)

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

The effect of a valuation allowance for a deferred tax asset that is expected to originate in the current year is included in the annual effective tax rate for the year. The effect of a change in the beginning-of-the-year balance of a valuation allowance resulting from a change in judgment about the realizability of the related deferred tax asset in future years is recognized in the interim period in which the change occurs.

We record liabilities for income tax uncertainties in accordance with the recognition and measurement criteria described in Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The tax benefits and related reserves are measured throughout the year, taking into account new legislation, regulations, case law and audit results. We recognize income tax-related interest and penalties within the income tax provision.

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

Selling, Administrative and Research Expenses

Selling expenses, which include the cost of our sales force and marketing staff and their related expenses, were $914.5 million, $827.7 million and $788.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans. Administrative expenses were $224.5 million, $209.4 million and $173.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and development expenses represent the cost of our research and development personnel and their related expenses, including research facilities in the United States, the Netherlands and

2.    Summary of Significant Accounting Policies (continued)

Singapore. Research and development expenses, totaled $65.8 million, $60.6 million and $57.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Research and development costs are charged to expense as incurred.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007, as required. The impact of adoption on our consolidated balance sheet is disclosed in Note 10.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. Relative to SFAS No. 157, the FASB has issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to adopt the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually as of the beginning of our fiscal year ended December 31, 2008. We have evaluated SFAS No. 157 and do not expect that it will have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are to be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $2.7 million, decreased total liabilities by $0.9 million and reduced shareholders’ equity by $1.8 million. We will change our measurement date to our December 31 year end from the current measurement date of November 30 in 2008, as required.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS

2.    Summary of Significant Accounting Policies (continued)

No. 159, changes in fair value are recognized in earnings. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008. We have evaluated SFAS No. 159 and do not expect that it will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).

This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating SFAS No. 160 and anticipate that it will not have a significant impact on the reporting of our results of operations.

3.	Acquisitions

On December 10, 2007 (the Effective Date), we purchased an 87.5% interest in Mobotec USA, Inc. (Mobotec), a leading provider of combustion optimization and emission reduction capabilities, including engineering, equipment and chemistry for industrial and utility boilers. We accounted for the acquisition as a purchase, and the results of Mobotec’s operations were included in our consolidated financial statements from the date of acquisition. The purchase price was $27.9 million, net of $6.4 million of cash acquired. The purchase price is subject to certain adjustments as defined by the share purchase agreement. On a preliminary basis, the purchase price exceeded the fair value of the net tangible assets acquired by $34.0 million, which was allocated to goodwill.

Concurrent with the purchase of the 87.5% interest in Mobotec, we entered into an agreement with the minority shareholder that provides us with two options to purchase the remaining shares of Mobotec. Each option provides us with the right to purchase 50% of the remaining shares of Mobotec. The first option and second option can be exercised no earlier than two years and four years, respectively, after the Effective Date.

Both options expire five years after the Effective Date. The exercise price for each option is based on Mobotec’s EBITDA, as defined in the agreement, for the four calendar quarters that precede the

3.	Acquisitions (continued)

exercise date. The agreement also provides the minority shareholder with two options to sell the remaining shares of Mobotec to us, with terms identical to our purchase options.

In November 2006, we increased the investment in our subsidiary in India from 80% to more than 97%. The purchase price for this additional investment was $6.4 million, net of a reimbursement of $8.3 million received from Suez pursuant to the terms of the Stock Purchase Agreement. The purchase price exceeded the fair value of the net tangible assets acquired by $3.9 million, which was allocated to goodwill. We increased our investment by approximately an additional 1% during 2007 for a purchase price of $0.4 million, of which $0.2 million was allocated to goodwill. A tender offer is outstanding for the remaining shares not owned by us.

4.    Securitization of Accounts Receivable

In June 2004, we entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under our senior credit facilities that provided up to $100.0 million in funding. When that facility expired in June 2007, we entered into a new three-year facility with a commercial paper conduit sponsored by another lender under our senior credit facilities. The new facility provides up to $160.0 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions.

Under the facility, Nalco Company (the Seller), a wholly owned subsidiary of Nalco Holdings LLC, transfers all eligible trade accounts receivable (the Receivables) to a bankruptcy-remote, wholly owned, special purpose limited liability company (the Transferor). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the Transferees) in exchange for cash.

The financing fee charged by the Transferees under the facility is based on the amount funded and the conduit’s cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under our senior credit facilities. The Transferees also charge a facility fee, which varies based on the same ratio, on 102% of the total funding commitment under the facility. Nalco Company services, administers and collects the Receivables, for which it receives a monthly servicing fee of 1% per annum of the average daily outstanding balance of Receivables.

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

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the facility being recorded as interest expense. We had outstanding borrowings of $134.0 million at December 31, 2007 under the new facility, and we had outstanding borrowings of $100.0 million at December 31, 2006 under the former facility.

5.    Inventories

Inventories consist of the following:

	December 31, 2007	December 31, 2006
Finished products	$268.9	$264.5
Raw materials and work-in-process	81.5	76.2
	$350.4	$340.7

5.    Inventories (continued)

As of December 31, 2007 and 2006, our finished products inventories included $50.4 million and $50.5 million, respectively, of consignment inventories at customer sites to better serve and meet the needs of our customers.

6.    Goodwill

Changes in the carrying value of goodwill from January 1, 2006 to December 31, 2007 are summarized below:

Balance as of January 1, 2006	$2,196.7
Acquisitions	3.9
Excess accruals for costs to exit activities	(1.0)
Other	(2.2)
Effect of foreign currency translation	102.5
Balance as of December 31, 2006	2,299.9
Acquisitions	34.2
Other	3.0
Effect of foreign currency translation	122.7
Balance as of December 31, 2007	$2,459.8

We evaluate goodwill for impairment in the fourth quarter of each year and whenever a triggering event occurs. We completed our annual goodwill impairment test in the fourth quarter of 2007 and determined that no goodwill was impaired.

7.    Other Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$532.9	$(302.9)	$507.2	$(237.9)
Patents and developed technology	102.3	(42.5)	100.6	(32.3)
Other	2.5	(0.9)	2.5	(0.6)
Intangibles not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,467.7	$(346.3)	$1,440.3	$(270.8)

Estimated annual amortization expense for the years 2008 through 2012 is as follows:

Year ending December 31
2008	$54.2
2009	46.7
2010	40.5
2011	35.4
2012	31.1

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

Pursuant to the Stock Purchase Agreement, we entered into an agreement (the Reimbursement Agreement) with Suez on November 4, 2003, whereby Suez shall reimburse us for all contributions we make to the Trust in order to satisfy our obligations under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, we recorded a receivable from Suez of $112.7 million, equivalent to our recorded liability to the Trust, and recorded a $115.0 million unearned employee profit sharing asset, which is being amortized to reflect profit sharing expense in the period earned by employees. Interest accretes on the Suez receivable at the same rate that it accretes on our obligation to the Trust. The receivable does not have specific due dates, but under the terms of the Reimbursement Agreement, Suez is required to reimburse us immediately after we make any contributions to the Trust. The receivable is not secured by any Suez asset. However, under the terms of a sublease agreement with Leo Holding Company (Leo), a subsidiary of Suez, whereby we sublease our corporate headquarters and research facility from Leo, if Suez fails to pay any of the payments it is required to make under the Reimbursement Agreement, we have the right to set off such overdue amounts against the rent due under the sublease agreement (see Note 13). Conversely, under the terms of the Reimbursement Agreement, if we fail to pay when due any sublease rent (as defined in the sublease agreement), Suez shall have the right to reduce its reimbursement obligations to us pursuant to the Reimbursement Agreement by an amount equal to such shortfall.

8.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez (continued)

Contributions to the Trust and expenses recorded related to the Contribution Agreement are as follows:

	Year ended December 31
	2007	2006	2005
Contributions to the Trust	$24.9	$16.9	$21.5
Expense recorded:
Amortization of unearned employee profit sharing	$24.5	$20.5	$7.0
Accretion of obligation to Trust	4.1	5.1	6.2
Total included in operating expenses	$28.6	$25.6	$13.2

Payments received from Suez and income recorded related to the reimbursement arrangement are as follows:

	Year ended December 31
	2007	2006	2005
Payments received from Suez	$24.9	$16.9	$21.5
Income recorded:
Accretion of receivable from Suez	$4.1	$5.1	$6.2

Because Suez reimburses us for all payments that we make toward satisfying our obligations under the Contribution Agreement, expenses related to the Contribution Agreement are non-cash in nature. Once our remaining Contribution Agreement obligations have been fully satisfied, which could be as early as 2009, subsequent profit sharing and 401(k) matching contribution expenses will require the use of cash.

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

No interest was capitalized during 2007. Interest capitalized during 2006 and 2005 was $0.5 million and $0.2million, respectively.

Property, plant, and equipment consist of the following:

	December 31, 2007	December 31, 2006
Land	$81.1	$76.0
Buildings	191.8	175.6
Software	145.7	117.9
Equipment	894.3	791.4
	1,312.9	1,160.9
Accumulated depreciation	(550.6)	(417.5)
Property, plant, and equipment, net	$762.3	$743.4

9.    Property, Plant, and Equipment (continued)

We recognized $2.0 million and $3.6 million of asset retirement obligations during 2007 and 2006, respectively, for remediation and demolition activities at certain manufacturing sites where legal obligations associated with the retirement of tangible long-lived assets exist and a range of potential settlement dates for the obligations can be determined. The liability for other asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate a range of potential settlement dates.

10.    Income Tax

The provision for income taxes was calculated based upon the following components of earnings before income taxes and minority interests:

	Year ended December 31
	2007	2006	2005
United States	$77.0	$7.3	$(62.3)
Foreign	165.2	190.8	190.5
Earnings before income taxes and minority interests	$242.2	$198.1	$128.2

The components of the income tax provision are as follows:

	Year ended December 31
	2007	2006	2005
Current:
United States	$—	$(0.3)	$(4.6)
State and local	0.5	0.8	0.6
Foreign	68.6	88.4	86.5
Total current	69.1	88.9	82.5
Deferred:
United States	30.3	1.1	(10.0)
State and local	0.6	(1.4)	(0.7)
Foreign	(18.2)	(18.8)	(17.5)
Total deferred	12.7	(19.1)	(28.2)
Income tax provision	$81.8	$69.8	$54.3

10.    Income Tax (continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) are as follows:

	December 31, 2007	December 31, 2006
Retirement benefits	$60.8	$65.7
Pension	80.6	120.0
United States net operating loss carryforwards	16.8	56.2
Foreign tax loss carryforwards	58.1	48.6
Leveraged lease investments	10.5	6.7
Accruals	28.2	29.0
Other deferred tax assets	109.5	73.5
Total deferred tax assets	364.5	399.7
Valuation allowance	(88.1)	(75.2)
Net deferred tax assets	$276.4	$324.5
Property	$(113.2)	$(122.8)
Software amortization	(1.5)	(5.4)
Intangible assets	(465.9)	(479.4)
Other deferred tax liabilities	(27.8)	(40.8)
Total deferred tax liabilities	(608.4)	(648.4)
Net deferred tax assets	276.4	324.5
Total deferred income taxes	$(332.0)	$(323.9)
Included in:
Deferred income taxes – current asset	$25.9	$29.0
Other noncurrent assets	31.3	—
Income taxes	(10.6)	—
Deferred income taxes – noncurrent liability	(378.6)	(352.9)
	$(332.0)	$(323.9)

These deferred tax assets and liabilities are classified in the balance sheets based on the balance sheet classification of the related assets and liabilities.

Nalco Holdings LLC and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions, as required. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for periods prior to 2001. To the extent that we are subject to additional tax assessments greater than $150,000 that relate to tax periods before November 4, 2003, we are indemnified by our former shareholder, Suez, and therefore have recorded a receivable for the related indemnity claim.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007, as required. As a result of the adoption of FIN 48, we recorded a decrease in the liability for unrecognized tax benefits of $13.5 million. Because a portion of this amount is subject to the Suez indemnity, we also reduced the receivable by their share of the exposures, or $5.6 million. The remaining $7.9 million was credited to retained earnings as of January 1, 2007.

10.    Income Tax (continued)

	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
December 31, 2006 closing	$26.0	$8.6	$17.4
Change to adopt FIN 48	(13.5)	(5.6)	(7.9)
January 1, 2007 opening	$12.5	$3.0	$9.5

A reconciliation of the 2007 beginning and ending amounts of unrecognized tax benefits follows:

	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
Balance at January 1, 2007	$12.5	$3.0	$9.5
Additions related to current year	2.4	—	2.4
Additions related to prior years	0.9	0.9	—
Reduction for positions taken in prior years	(9.2)	(1.2)	(8.0)
Settlements	(1.4)	(1.1)	(0.3)
Balance at December 31, 2007	$5.2	$1.6	$3.6
Unrecognized tax position	$4.5	$1.2	$3.3
Interest	0.7	0.4	0.3
Penalties	—	—	—
Balance at December 31, 2007	$5.2	$1.6	$3.6

As of December 31, 2007, full recognition of the $5.2 million of tax benefits not previously recorded would have resulted in a reduction of the Suez receivable of $1.6 million and a favorable impact to the income tax provision of $3.3 million, with the remaining Nalco share reducing goodwill by $0.3 million.

During 2007, our subsidiary companies in China restructured their operations in a way that allows them to benefit from a local tax incentive. Because the incentive legislation is not clear in all respects, the exact amount of the benefit is uncertain. We have recorded benefits of $0.4 million, which have been tentatively approved by the tax authorities. We may be entitled to additional benefits of $0.7 million. While we cannot reasonably estimate the likelihood of receiving the additional benefits, we expect a determination during 2008. If we are entitled to the additional benefits, we will release the unrecognized tax benefit reserve and reduce tax expense by the additional $0.7 million.

The effective rate of the provision for income taxes differs from the United States statutory federal tax rate due to the following items:

	Year ended December 31
	2007	2006	2005
United States statutory federal tax rate	$84.8	$69.3	$44.9
State income taxes, net of federal benefits	1.4	(0.6)	(0.1)
Foreign tax rate differential	(25.1)	(13.0)	(7.7)
Withholding taxes	7.8	8.1	6.4
U.S. tax on foreign earnings	11.4	3.8	9.7
Credits and incentives	(1.6)	(1.7)	(1.3)
Changes in valuation allowances	1.6	(2.4)	(1.8)
Uncertain tax positions	(5.9)	3.1	1.2
Nondeductible items	10.3	5.8	5.1
Other	(2.9)	(2.6)	(2.1)
Income tax provision	$81.8	$69.8	$54.3

No provision has been made for United States or foreign income taxes related to approximately $685.9 million of undistributed earnings of foreign subsidiaries at December 31, 2007, as we consider

10.    Income Tax (continued)

these earnings to be permanently reinvested. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

The Internal Revenue Service (the Service) has completed its examination of the consolidated federal income tax returns of our subsidiary, Nalco Company, and Nalco Company’s subsidiaries for the years 2003 and 2004. The Service has disallowed federal tax deductions for a series of expenses, some of which will continue to amortize for tax purposes through 2011. These expenses relate to fees paid to the Sponsors and financial institutions for debt issuance and consulting services. We believe that the deductions as reflected in our audited financial statements are proper, and no reserve has been taken for these amounts. We intend to vigorously pursue all of our remedies, including litigation if necessary, with the expectation that the deductions should be sustained on their merits. Nonetheless, should the Service prevail on the disallowance of any of these expenses, any incremental tax would offset existing net operating loss carryforwards, rather than require an immediate cash payment. Because a substantial portion of the disputed tax deductions create temporary differences, that portion of the disallowed tax benefits would be charged to deferred tax liabilities, and not the tax provision.

Portion deducted through December 31, 2007	$92.9
Remaining deductions through December 31, 2011	23.3
Total deductions disputed	$116.2

We have United States federal net operating losses of approximately $23.1 million ($8.1 million tax effect) incurred in separate return limitation years. Because of the limits on their utilization, we have a full valuation allowance on these losses. These losses will expire between 2020 and 2023 if they are not utilized during the carryforward period. If use of the losses occurs before January 1, 2009, the effective date of SFAS No. 141(R), reversal of the valuation allowance would be credited to goodwill. Use of the losses after December 31, 2008 would be credited to the income tax provision.

We have state net operating loss carryforwards, which could reduce future state income taxes by $9.1 million. A valuation allowance of $2.6 million has been established for the portion of which realization is uncertain due to relatively short carryforward periods. Implementation of the tax planning strategy for the United States federal losses would also utilize the losses of the states with longer carryforward periods.

We have United States foreign tax credit carryforwards which could provide additional tax benefit of $35.4 million. A full valuation allowance has been established, as it is uncertain that we will be able to utilize the credits within the ten-year carryforward period.

We have approximately $116.4 million ($32.6 million tax effect) of U.K. capital loss carryforwards that do not expire. The losses can only be used to offset future capital gains in the U.K. A full valuation allowance has been established pending the recognition of taxable U.K. capital gains. We also have approximately $20.0 million of U.K. ordinary tax losses ($5.6 million tax effect) that do not expire. We have identified a tax planning strategy that would be implemented in order to utilize these losses if future taxable income does not otherwise consume the loss carryforwards.

We have a net operating loss carryforward in Brazil of approximately $20.0 million ($6.8 million tax effect) that does not expire. A full valuation allowance has been established, as we do not foresee future taxable income to utilize the carryforward in this entity.

We have net operating loss carryforwards in The Netherlands of approximately $24.3 million ($6.2 million tax effect) that expire between 2013 and 2017 under current law. A valuation allowance has been established on $10.0 million ($2.6 million tax effect) associated with periods that are limited such that we do not expect to utilize the loss carryforward. In addition, there is an unlimited carryforward loss of $18.5 million ($4.7 million tax effect) that can also shelter future taxable income in The Netherlands.

10.    Income Tax (continued)

We have other foreign net operating loss carryforwards with approximately $2.3 million tax effect that expire no sooner than 2015, for which no valuation allowance is considered necessary.

11.    Debt

Debt consists of the following:

	December 31, 2007	December 31, 2006
Short-term
Checks outstanding and bank overdrafts	$14.1	$25.8
Notes payable to banks	6.1	0.9
Current maturities of long-term debt	32.4	23.5
Unsecured notes, due May 2008	27.8	—
Revolving credit facility	50.0	—
Securitized trade accounts receivable facility	—	100.0
	$130.4	$150.2
Long-term
Securitized trade accounts receivable facility	$134.0	$—
Term loan A, due November 2009	64.8	81.0
Term loan B, due November 2010	887.0	911.0
Senior notes, due November 2011	959.6	928.1
Senior subordinated notes, due November 2013	759.6	728.1
Unsecured notes, due May 2008	—	27.8
Other	0.5	0.5
	2,805.5	2,676.5
Less: Current portion	32.4	23.5
	$2,773.1	$2,653.0

The weighted-average interest rate on short-term debt was 6.7% and 5.5% at December 31, 2007 and December 31, 2006, respectively.

In connection with the Acquisition, Nalco Company, a wholly owned subsidiary of Nalco Holdings LLC, issued senior notes and senior subordinated notes in a private offering and entered into senior secured credit facilities.

On November 4, 2003, Nalco Company issued senior notes and senior subordinated notes (Notes). The senior notes were issued in the principal amount of $665.0 million and €200.0 million and bear interest at 7.75%. The senior subordinated notes were issued in the principal amount of $465.0 million and €200.0 million and bear interest at 8.875% and 9.0%, respectively. Interest is payable semi-annually on May 15 and November 15. The Notes do not have required principal payments prior to maturity. Nalco Holdings LLC and Nalco Company’s direct and indirect domestic subsidiaries that guarantee its obligations under the senior credit facilities guarantee the Notes.

11.    Debt (continued)

At its option, Nalco Company may redeem some or all of the senior notes and senior subordinated notes, beginning November 15, 2007 and November 15, 2008, respectively, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Senior notes		Senior subordinate notes
Period	Redemption Price	Period	U.S. dollar Redemption Price	Euro Redemption Price
2007	103.875%	2008	104.438%	104.500%
2008	101.938%	2009	102.958%	103.000%
2009 and thereafter	100.000%	2010	101.479%	101.500%
		2011 and thereafter	100.000%	100.000%

Nalco Company may redeem some or all of the senior subordinated notes prior to November 15, 2008, at a price equal to the principal amount of the notes, plus a specified ‘‘make-whole’’ premium.

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

Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.5% on the unused portion of the revolving credit facility. We are also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to LIBOR or EURIBOR plus an applicable margin, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees. As of December 31, 2007, we had $23.1 million in outstanding letters of credit, none of which had been drawn against.

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

In addition to the $24.3 million of scheduled payments in 2007 under term loan facilities, we prepaid an additional $24.0 million using cash generated from operations. Using mostly cash generated from operations during 2006, we made scheduled payments under our term loan facilities of $3.2 million, and we prepaid an additional $201.9 million of term loan borrowings. We prepaid $99.0 million of term loan borrowings during 2005 using cash generated from operations.

11.    Debt (continued)

At December 31, 2007, we had $1,001.8 million outstanding under the senior secured credit facilities with a weighted-average interest rate of 6.90%. The amounts outstanding, as well as the base rates and applicable margins, at December 31, 2007 and December 31, 2006 were as follows:

	2007			2006
	Amount	Weighted Average Base Rate	Applicable Margin	Amount	Weighted Average Base Rate	Applicable Margin
Revolving credit facility	$50.0	4.86%	2.00%	$—	—	—
Term loan A (euro)	€ 44.0	4.71%	2.00%	€ 61.6	3.75%	2.25%
Term loan B	$887.0	5.17%	1.75%	$911.0	5.43%	1.75%

The $27.8 million of unsecured notes bear interest at 6.25% with interest payments due on May 15 and November 15. The $0.5 million in other long-term debt at December 31, 2007 was borrowed by one foreign subsidiary and is a non-interest bearing note.

The senior secured credit facilities, senior notes, and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends or repurchase stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business, and enter into hedging contracts. In addition, we must maintain financial covenants including a maximum total leverage ratio, minimum interest coverage ratio, and maximum capital expenditure limitation. As of December 31, 2007, we were in compliance with all of these covenants.

The following table presents the projected annual maturities of long-term debt for years after 2007:

Year ending December 31
2008	$32.4
2009	32.6
2010	1,021.1
2011	959.7
2012	0.1
Thereafter	759.6
$2,805.5

12.    Leases

We lease administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2027. Rent expense totaled $39.4 million, $36.7 million and $39.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12.    Leases (continued)

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ended December 31
2008	$20.8
2009	17.6
2010	23.2
2011	39.2
2012	15.6
Thereafter	164.5
$280.9

The amounts in the table above include future minimum rental payments for our corporate headquarters and research facility of $9.0 million in 2008, $9.0 million in 2009, $17.1 million in 2010, $35.1 million in 2011, $12.7 million in 2012, and $137.4 million from 2013 through 2023.

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

14.    Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. The principal domestic plan represents approximately 52% of the benefit obligation and 54% of the total fair value of plan assets at December 31, 2007. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In addition, we have defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. We retain the right to change or terminate these benefits.

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

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which required us to recognize the funded status of our pension and other postretirement benefit plans in our consolidated balance sheet at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized prior service costs and credits and the net unrecognized actuarial gains and losses which were previously netted against the funded status of the plans in our consolidated balance sheet pursuant to the provisions of SFAS No. 87 and SFAS No. 106. Prior service costs and credits and actuarial gains and losses that arise in subsequent periods and that are not recognized as net pension and other postretirement benefit expense in the same periods are recognized as a component of other comprehensive income. The amounts in accumulated other comprehensive income are recognized as a component of net pension and other postretirement benefit expense in accordance with our accounting policy for amortizing such amounts.

14.    Pension and Other Postretirement Benefit Plans (continued)

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$866.4	$793.1
Service cost	28.6	29.5
Interest cost	45.3	42.7
Participant contributions	1.9	1.5
Plan amendments	(22.9)	—
Settlements and curtailments	—	(1.5)
Actuarial (gain) loss	(61.6)	13.3
Benefits paid	(47.9)	(56.9)
Other	—	1.9
Foreign currency exchange rate changes	19.8	42.8
Benefit obligation at end of year	829.6	866.4
Change in plan assets
Fair value of plan assets at beginning of year	432.2	358.9
Actual return on plan assets	33.4	34.0
Employer contributions	86.8	70.8
Participant contributions	1.9	1.5
Settlements	(0.4)	(1.4)
Benefits paid	(47.9)	(56.9)
Other	—	2.2
Foreign currency exchange rate changes	10.1	23.1
Fair value of plan assets at end of year	516.1	432.2
Funded status at measurement date	(313.5)	(434.2)
Employer contributions subsequent to measurement date	0.6	1.6
Funded status at December 31	$(312.9)	$(432.6)

14.    Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$163.8	$161.8
Service cost	5.4	5.6
Interest cost	8.4	8.2
Participant contributions	6.6	5.9
Medicare subsidy	0.6	0.4
Plan amendments	—	(3.5)
Actuarial (gain) loss	(22.2)	(4.9)
Other	0.4	1.9
Benefits paid	(12.2)	(11.6)
Benefit obligation at end of year	150.8	163.8
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	4.9	5.7
Participant contributions	6.6	5.9
Benefits paid	(11.5)	(11.6)
Fair value of plan assets at end of year	—	—
Funded status at measurement date	(150.8)	(163.8)
Employer contributions subsequent to measurement date	0.8	0.6
Funded status at December 31	$(150.0)	$(163.2)

Amounts recognized in the balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Other assets	$4.9	$0.5	$—	$—
Accrued compensation	(3.4)	(2.4)	(8.3)	(7.8)
Accrued pension/postretirement benefits	(314.4)	(430.7)	(141.7)	(155.4)
Net amount recognized	$(312.9)	$(432.6)	$(150.0)	$(163.2)

The following amounts that have not yet been recognized in net pension expense and net other postretirement benefit expense are included in accumulated other comprehensive income at December 31, 2007:

	Net Prior Service Cost (Credit)	Net Actuarial Loss (Gain)
Pension benefits	$(21.7)	$(34.4)
Other postretirement benefits	(9.7)	(27.4)

The accumulated benefit obligation for all defined benefit pension plans was $666.5 million and $723.7 million at November 30, 2007 and 2006, respectively.

14.    Pension and Other Postretirement Benefit Plans (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows:

	2007	2006
Projected benefit obligation	$815.2	$854.0
Accumulated benefit obligation	656.5	716.2
Fair value of plan assets	496.8	419.2

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2007	2006
Projected benefit obligation	$772.2	$851.4
Accumulated benefit obligation	622.9	714.3
Fair value of plan assets	459.9	417.1

Net pension expense for all defined benefit pension plans was comprised of:

	Year ended December 31
	2007	2006	2005
Service cost	$28.6	$29.5	$28.2
Interest cost	45.3	42.7	40.2
Expected return on plan assets	(33.8)	(29.6)	(25.1)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of net actuarial loss	0.7	0.5	—
Settlements and curtailments	0.5	1.7	0.5
Net benefit expense	$41.4	$44.9	$43.9

Net other postretirement benefit expense was comprised of:

	Year ended December 31
	2007	2006	2005
Service cost	$5.4	$5.6	$5.5
Interest cost	8.4	8.2	8.7
Amortization of prior service credit	(4.7)	(4.0)	(4.0)
Amortization of net actuarial gain	(0.3)	(0.3)	—
Net benefit expense	$8.8	$9.5	$10.2

The following amounts included in accumulated other comprehensive income at December 31, 2007 are expected to be recognized in net pension expense and net other postretirement benefit expense during the year ended December 31, 2008:

	Net Prior Service Cost (Credit)	Net Actuarial Loss (Gain)
Net pension expense	$(2.2)	$0.3
Net other postretirement benefit expense	(4.7)	(1.0)

14.    Pension and Other Postretirement Benefit Plans (continued)

The weighted-average assumptions used for the U.S. defined benefit plans as of the measurement date for each of the last two years were as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rates	6.25%	5.65%	6.45%	5.65%
Rates of increase in compensation levels	4.44%	3.94%	4.37%	3.87%

The weighted-average assumptions used for the foreign defined benefit pension plans as of the measurement date for each of the last two years were as follows:

	2007	2006
Discount rates	5.78%	4.78%
Rates of increase in compensation levels	3.88%	3.58%

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the U.S. defined benefit plans were as follows:

	Year ended December 31
	2007	2006	2005
Discount rates	5.65%	5.75%	5.75%
Rates of increase in compensation levels:
Pension benefits	3.94%	3.94%	3.94%
Other postretirement benefits	3.87%	3.87%	3.87%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
The weighted-average assumptions used to determine net pension expense for the foreign defined benefit pension plans were as follows:

	Year ended December 31
	2007	2006	2005
Discount rates	4.80%	4.80%	5.17%
Rates of increase in compensation levels	3.62%	3.40%	3.36%
Expected long-term return on plan assets	6.43%	6.48%	6.74%

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

The assets in the principal domestic pension plan are diversified across equity, fixed income and alternative investments such as hedge funds and private equity. The investment portfolio has target allocations of approximately 49% equity, 32% fixed income and 19% alternative investments. Other assets such as real estate may be used judiciously to enhance portfolio returns and diversification. The foreign pension plans have comparable asset allocation to the principal domestic plan, with some variances for local practices.

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

14.    Pension and Other Postretirement Benefit Plans (continued)

The percentages of each major class of plan assets held by the principal domestic defined benefit pension plan as of the measurement date for each of the last two years and target allocations were as follows:

	Actual		Target Allocations
	2007	2006	2007	2006
Equity securities	57.8%	61.1%	49.0%	53.0%
Fixed income securities	29.9	31.2	32.0	32.0
Alternative investments	11.7	5.9	19.0	15.0
Cash	0.6	1.8	—	—
	100.0%	100.0%	100.0%	100.0%

The assumed health care cost trend rates used as of the measurement date for each of the last two years were as follows:

	2007	2006
Health care cost trend rate assumed for next year
Pre-age 65	9.5%	10.0%
Post-age 65	10.5%	11.0%
Ultimate trend rate
Pre-age 65	6.0%	6.0%
Post-age 65	6.0%	7.0%
Year that the rate reaches the ultimate trend rate
Pre-age 65	2014	2011
Post-age 65	2015	2011

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligation	5.1	(4.9)

We expect to contribute $56.4 million to our pension plans and $8.3 million to our other postretirement benefit plans in 2008.

The following estimated future benefit payments are expected to be paid in the years indicated:

		Other Postretirement Benefits
Year	Pension Benefits	Gross	Medicare Subsidy	Net
2008	$48.6	$9.1	$0.8	$8.3
2009	51.6	9.8	0.9	8.9
2010	53.2	10.6	1.1	9.5
2011	48.9	11.2	1.2	10.0
2012	52.6	11.8	1.4	10.4
2013-2017	311.8	63.4	9.2	54.2

15.    Equity Compensation Plans

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

Stock option awards granted in 2005, 2006 and 2007 have a contractual term of ten years, and vest ratably over four years. Option awards granted in 2005 began vesting on the first anniversary of the grant date, and will continue vesting on the anniversary date in the succeeding three years. Option awards granted in 2006 and 2007 began vesting on December 31 of the year granted, and will continue vesting on December 31 of the following three years. The exercise price of option awards is equal to the market price of Nalco Holding Company common stock on the date the awards are approved by Nalco Holding Company’s Board of Directors. The related grant date is determined pursuant to the provisions of SFAS No. 123(R), Share Based Payment.

The fair value of option awards was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006	2005
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	4.69%	4.96%	3.88%
Expected volatility	25.50%	34.15%	30.30%
Expected dividend yield	0.58%	0.73%	0.50%

Because Nalco Holding Company has been a public company only since November 2004, there is limited historical data on the volatility of its common stock. As a result, the expected volatility of the 2005 option awards was estimated based on the average volatility of the common stock of a peer group of companies. The expected volatility of the 2006 and 2007 option awards was estimated using an implied volatility from traded options on Nalco Holding Company common stock. Since historical information concerning option exercise behavior by our employees is non-existent and such information is not readily available from a peer group of companies, the expected life was estimated using the ‘‘simplified method’’ permitted by Staff Accounting Bulletin No. 107 issued by the SEC.

The following table summarizes the status of option awards as of December 31, 2007, and changes during the year then ended:

	Number of Shares	Weighted− Average Exercise Price	Weighted− Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	228,183	$17.62
Granted	81,094	24.01
Exercised	—	—
Forfeited	(30,771)	20.90
Outstanding at December 31, 2007	278,506	19.12	8.3 years	$1.4
Exercisable at December 31, 2007	125,386	18.45	8.2 years	$0.7

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $8.15, $6.48 and $6.22, respectively.

Restricted stock awards are granted to non-management directors and certain key employees. Awards granted to non-management directors vest approximately two years after the grant date. Awards granted to key employees vest ratably over a period of two to four years following the grant date. The fair value of restricted stock awards is determined based on the market price of Nalco Holding Company common stock on the date of grant. The weighted-average grant-date fair value of restricted stock awards granted during 2007, 2006 and 2005 was $25.53, $17.83 and $19.18, respectively.

15.    Equity Compensation Plans (continued)

The following table summarizes the status of restricted stock awards as of December 31, 2007, and changes during the year then ended:

	Number of Shares	Weighted− Average Grant-Date Fair Value
Restricted stock awards at January 1, 2007	77,998	$18.00
Granted	47,978	25.53
Vested	(36,305)	20.23
Forfeited	(11,010)	17.40
Restricted stock awards at December 31, 2007	78,661	21.65

We recognize compensation expense related to option and restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested option and restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.2 years. The fair value of restricted stock awards that vested during 2007 and 2006 was $0.9 million and $0.1 million, respectively. No restricted stock awards vested in 2005, and no option awards were exercised in 2006 or 2005.

Performance share awards provide for the issuance of Nalco Holding Company common stock to certain key employees if specified performance targets are achieved. The number of common shares that will be issued is dependent upon vesting and actual performance of the Company relative to certain financial targets approved by the Nalco Holding Company Board of Directors, and could range from 0% to 150% of the performance shares granted. The performance shares vest over periods ranging from six to thirty-five months following the grant date. The fair value of performance share grants is determined based on the market price of Nalco Holding Company common stock on the date of grant, and the amount of compensation expense recognized reflects estimated forfeiture rates and management’s assessment of the probability that performance goals will be achieved. We recognize compensation expense related to performance share grants ratably over the vesting periods.

The following table summarizes the status of performance share awards as of December 31, 2007, and changes during the year then ended:

	Number of Shares	Weighted− Average Grant-Date Fair Value
Performance share awards at January 1, 2007	190,595	$16.86
Granted	189,412	24.01
Vested	(46,535)	16.86
Forfeited	(59,076)	18.83
Performance share awards at December 31, 2007	274,396	21.37

There was $3.9 million of total unrecognized compensation cost related to performance share awards as of December 31, 2007, which we expect to recognize over a weighted-average period of 1.8 years. The fair value of performance share awards that vested during 2007 and 2006 was $1.1 million and $0.4 million, respectively. No performance shares were granted prior to 2006.

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

15.    Equity Compensation Plans (continued)

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

Though Nalco Holding Company and Nalco LLC established the Plan and the Unit Plan, respectively, we account for the Plan and the Unit Plan since their economic substance is substantially the same for our employees and us. As of December 31, 2007, there was $0.1 million of total unrecognized compensation cost related to the Unit Plan, which we expect to recognize over a weighted-average period of 1.0 years.

Compensation cost charged to earnings for all equity compensation plans discussed above was $3.5 million, $1.8 million and $0.3 million for 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statement of operations was $1.3 million, $0.7 million and $0.1 million for 2007, 2006 and 2005, respectively.

We also recognized a $5.3 million non-cash charge to earnings during 2007 that resulted from modifying the terms of some Unit Plan awards for certain exiting employees. This charge has been reported as part of business optimization expenses in the consolidated statement of operations. Due to the tax attributes of the Unit Plan, no tax benefit was recognized for this expense that resulted from modifying the terms of the awards.

In November 2007, it was announced that Dr. William H. Joyce, our Chairman and Chief Executive Officer, had stated his intention to retire on December 30, 2007. At the same time, it was also announced that we had entered into an amended Employment and Consulting Agreement with Dr. Joyce concerning his remaining service as CEO through the remainder of 2007, his consulting services through March 2008, and certain compensation matters. As part of the agreement, Dr. Joyce received a grant of nonvested common stock valued at $12.0 million. Vesting of the stock will be subject to certain performance and other conditions.

Because Dr. Joyce is not required to provide substantive services to us subsequent to 2007 and vesting of the stock is considered probable, we charged the entire $12.0 million of compensation expense to earnings and recognized an income tax benefit of $4.6 million in 2007. Because the grant includes a provision requiring cash settlement in the event of the death of Dr. Joyce, it is classified with other liabilities in the balance sheet until settled.

16.    Unitholder’s Equity

Unitholder’s equity consists of the following:

	December 31, 2007	December 31, 2006
Capital account	$1,023.8	$1015.0
Retained earnings	107.3	60.3
Accumulated other comprehensive income:
Net prior service credit	20.4	8.6
Net actuarial gain (loss)	46.1	(11.4)
Derivatives	(1.9)	(1.3)
Currency translation adjustments	309.4	168.9
	374.0	164.8
	$1,505.1	$1,240.1

Our capital structure consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. There were 100 Units issued and outstanding at December 31, 2007 and 2006.

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

17.    Financial Instruments and Risk Management

We use derivative instruments to manage well-defined foreign exchange and energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not hedges are recognized in income as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged, or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in income. Derivative instruments are not held or issued for trading or speculative purposes.

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

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in income during 2007, 2006 and 2005. Gains and losses from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

	Year ended December 31
	2007	2006	2005
Gain (loss) before tax	$(71.0)	$(63.3)	$85.3
Income tax (benefit)	(27.0)	(24.1)	31.9
Net gain (loss)	$(44.0)	$(39.2)	$53.4

Certain of our forward exchange contracts at December 31, 2007 and 2006 were designated as cash flow hedges of the variability of the cash flows from forecasted 2008 royalty payments due to changes in foreign exchange rates.

The fair value of all forward exchange contracts was a net liability of $3.0 million at December 31, 2007, and a net asset of $0.4 million at December 31, 2006. We expect to reclassify $2.7 million of pretax losses on cash flow hedges of anticipated foreign currency transactions from accumulated other comprehensive income to earnings during 2008, when the hedged transaction affects earnings. Amounts reclassified from accumulated other comprehensive income are recorded with foreign currency exchange adjustments in other income (expense).

Energy Cost Risk Management

During 2006, we began entering into derivative instruments such as commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments

17.    Financial Instruments and Risk Management (continued)

are designated as cash flow hedges, with changes in their fair values included in other comprehensive income to the extent the hedges are effective. Amounts included in other comprehensive income are reclassified into cost of product sold in the period during which the hedged transaction is recognized in earnings. Hedge ineffectiveness was immaterial in 2007 and 2006. The fair value of these contracts was a net liability of $0.4 million and $2.4 million at December 31, 2007 and 2006. Contracts outstanding at December 31, 2007 were short-term in nature, with the maximum hedge period not exceeding one year. We expect to reclassify $0.4 million of pretax losses on cash flow hedges of anticipated 2008 natural gas purchases from accumulated other comprehensive income to earnings during 2008.

18.    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at December 31, 2007 and 2006, because of the short-term maturities and nature of these balances.

Long-term debt

The fair value of our senior notes and senior subordinated notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates which fluctuate with interest rate trends. The carrying value of other long-term debt outstanding, other than the 6.25% fixed rate unsecured notes, also approximates fair value due to the variable nature of their interest rates. The fair value of the 6.25% fixed rate unsecured notes was based on its quoted market price or the quoted market price for similar debt instruments.

The estimated fair value of long-term debt at December 31, 2007 and 2006 was $2,799.2 million and $2,738.2 million, respectively, and the related carrying value was $2,773.1 million and $2,653.0 million, respectively.

Derivatives

The fair values of derivative financial instruments, as disclosed in Note 17, were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values.

19.    Business Optimization Expenses

We continuously redesign and optimize our business and work processes. Business process optimization expenses, representing mostly employee severance and related costs, were $15.3 million, $9.5 million and $25.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

20.    Summary of Other Income (Expense)

The components of other income (expense), net in the statements of operations include the following:

	Year ended December 31
	2007	2006	2005
Franchise taxes	$(3.0)	$(2.5)	$(1.4)
Equity in earnings of unconsolidated subsidiaries	1.4	3.5	1.6
Foreign currency exchange adjustments	(1.1)	(3.6)	5.2
Other income (expense), net	(2.0)	(1.7)	(1.4)
	$(4.7)	$(4.3)	$4.0

21.    Related Party Transactions

We had a receivable of $13.3 million and $2.9 million from Nalco Holding Company at December 31, 2007 and December 31, 2006, respectively, which was classified with other noncurrent assets. Interest earned on receivables from Nalco Holding Company was $0.5 million, $0.2 million and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Net sales by reportable segment were as follows:

	Year ended December 31
	2007	2006	2005
Industrial and Institutional Services	$1,760.9	$1,605.1	$1,497.4
Energy Services	1,180.1	1,053.2	901.0
Paper Services	748.4	722.9	699.2
Other	223.1	221.4	214.8
Net sales	$3,912.5	$3,602.6	$3,312.4

22.    Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

	Year ended December 31
	2007	2006	2005
Segment direct contribution:
Industrial and Institutional Services	$387.6	$360.6	$329.3
Energy Services	257.8	225.2	173.9
Paper Services	118.2	115.2	118.7
Other	(71.7)	(56.1)	(75.6)
Capital charge elimination	86.2	77.1	79.1
Total segment direct contribution	778.1	722.0	625.4
Expenses not allocated to segments:
Administrative expenses	224.5	209.4	173.9
Amortization of intangible assets	62.1	70.1	81.6
Business optimization expenses	15.3	9.5	25.6
Operating earnings	476.2	433.0	344.3
Other income (expense), net	(4.7)	(4.3)	4.0
Interest income	9.1	9.1	8.5
Interest expense	(238.4)	(239.7)	(228.6)
Earnings before income taxes	$242.2	$198.1	$128.2

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

Net sales by geographic region were as follows:

	Year ended December 31
	2007	2006	2005
United States	$1,759.6	$1,626.3	$1,494.3
Other Americas	488.1	441.8	380.7
Europe/Middle East/Africa	1,103.2	1,036.0	977.5
Asia/Pacific	561.6	498.5	459.9
	$3,912.5	$3,602.6	$3,312.4

Long-lived assets by geographic region were as follows:

	December 31, 2007	December 31, 2006
United States	$2,527.9	$2,591.0
Other Americas	434.4	396.2
Europe/Middle East/Africa	1,248.8	1,133.9
Asia/Pacific	391.7	370.2
	$4,602.8	$4,491.3

22.    Segment Information (continued)

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

We have been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at five waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. We are also remediating a small ground contamination that we discovered at our plants in Colombia and Venezuela, and we recently paid a small fine for a release at our plant in Botany, Australia. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean up costs were $1.9 million at December 31, 2007. These environmental reserves represent our current estimate of our proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the year ended December 31, 2007, relating to environmental compliance and clean up activities, were not significant.

We have been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials and the claimed presence of hazardous substances at our plants. We have also been named as a defendant in lawsuits where our products have not caused injuries, but the claimants seek amounts so they might be monitored in the future for potential injuries arising from our products. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on our business historically, and we do not anticipate these matters will present any material risk to our business in the future. Notwithstanding, we cannot predict the outcome of any such lawsuits or the involvement we might have in these matters in the future.

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. Our subsidiary entered a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. Our subsidiary has presented a position paper and

23.    Contingencies and Litigation (continued)

mitigation statement and is awaiting a ruling on the amount of a penalty. We have established an accrual in accordance with SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances. Based on information currently available, we do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

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

24.    Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2007
Net sales	$909.3	$970.9	$998.2	$1,034.1
Cost of product sold	503.5	536.7	548.2	565.7
Business optimization expenses	—	2.3	7.2	5.8
Earnings before income taxes and minority interests	44.8	66.0	71.6	59.8
Net earnings	25.3	47.4	44.5	35.0

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$849.4	$891.0	$915.4	$946.8
Cost of product sold	475.0	499.5	506.2	511.6
Business optimization expenses	3.8	1.8	3.0	0.9
Earnings before income taxes and minority interests	26.3	45.7	56.8	69.3
Net earnings	13.6	26.8	36.1	43.9

(1)	Cost of product sold was reduced by a $12.3 million insurance settlement for lost profitability caused by hurricanes during 2005. Earnings before income taxes and minority interests include the net impact of the $12.3 million insurance settlement and a $12.0 million charge resulting from a grant of nonvested common stock to Dr. William H. Joyce, our Chairman and CEO, who retired on December 30, 2007.

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

25.    Supplemental Guarantor Condensed Financial Information (continued)

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

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$3.5	$4.4	$112.0	$—	$119.9
Trade accounts receivable	—	(3.6)	6.6	802.6	—	805.6
Inventories – finished products	—	109.6	1.4	157.9	—	268.9
Inventories – materials & work in process	—	31.8	—	49.7	—	81.5
Other receivables from related parties	—	51.9	4.1	37.9	(93.7)	0.2
Prepaid expenses, taxes, and other current assets	—	58.9	1.5	53.8	(1.6)	112.6
Total Current Assets	—	252.1	18.0	1,213.9	(95.3)	1,388.7
Property, plant, and equipment, net	—	304.0	35.7	422.5	0.1	762.3
Investment in subsidiaries	1,526.3	2,081.6	14.7	6.8	(3,629.4)	—
Goodwill	—	904.4	60.4	1,495.0	—	2,459.8
Intangibles	—	991.7	0.4	129.3	—	1,121.4
Other receivables from related parties	—	13.4	351.1	438.7	(789.8)	13.4
Other assets	—	158.0	23.5	64.4	—	245.9
Total Assets	$1,526.3	$4,705.2	$503.8	$3,770.6	$(4,514.4)	$5,991.5
Accounts payable	—	135.3	1.6	174.6	—	311.5
Short-term debt	—	110.6	—	19.8	—	130.4
Other current liabilities	—	133.9	4.3	185.9	(1.6)	322.5
Intercompany accounts payable	—	12.6	28.0	53.1	(93.7)	—
Total Current Liabilities	—	392.4	33.9	433.4	(95.3)	764.4
Long-term debt	—	2,638.6	—	134.5	—	2,773.1
Deferred income taxes	—	183.9	52.2	142.5	—	378.6
Accrued pension benefits	—	162.5	—	151.9	—	314.4
Intercompany notes payable-long-term	—	788.2	1.6	—	(789.8)	—
Other liabilities	—	214.1	—	20.6	—	234.7
Total Other Liabilities	—	3,987.3	53.8	449.5	(789.8)	3,700.8
Minority Interest	21.2	—	—	21.2	(21.2)	21.2
Unitholder’s/Shareholders’ Equity	1,505.1	325.5	416.1	2,866.5	(3,608.1)	1,505.1
Total Liabilities and Unitholder’s/ Shareholders’ Equity	$1,526.3	$4,705.2	$503.8	$3,770.6	$(4,514.4)	$5,991.5

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$—	$1.2	$36.1	$—	$37.3
Trade accounts receivable	—	(12.9)	6.6	701.6	—	695.3
Inventories – finished products	—	116.1	1.3	147.1	—	264.5
Inventories – materials & work in process	—	28.9	—	47.3	—	76.2
Other receivables from related parties	—	56.2	4.4	44.9	(105.5)	—
Prepaid expenses, taxes, and other current assets	—	42.7	0.2	51.2	—	94.1
Total Current Assets	—	231.0	13.7	1,028.2	(105.5)	1,167.4
Property, plant, and equipment, net	—	309.5	38.4	395.4	0.1	743.4
Investment in subsidiaries	1,252.7	2,039.8	350.5	—	(3,643.0)	—
Goodwill	—	975.2	(10.8)	1,335.5	—	2,299.9
Intangibles	—	1,023.5	0.5	145.5	—	1,169.5
Other receivables from related parties	—	12.7	319.3	345.8	(674.9)	2.9
Other assets	—	220.9	31.5	23.2	—	275.6
Total Assets	$1,252.7	$4,812.6	$743.1	$3,273.6	$(4,423.3)	$5,658.7
Accounts payable	$—	$131.8	$1.0	$155.4	—	$288.2
Short-term debt	—	25.5	—	124.7	—	150.2
Other current liabilities	—	117.1	3.9	162.8	(2.8)	281.0
Intercompany accounts payable	—	17.8	26.8	58.1	(102.7)	—
Total Current Liabilities	—	292.2	31.7	501.0	(105.5)	719.4
Long-term debt	—	2,652.8	—	0.2	—	2,653.0
Deferred income taxes	—	206.7	51.6	94.6	—	352.9
Accrued pension benefits	—	255.8	—	174.9	—	430.7
Intercompany notes payable-long-term	—	663.6	1.5	9.8	(674.9)	—
Other liabilities	—	233.7	—	16.3	—	250.0
Total Other Liabilities	—	4,012.6	53.1	295.8	(674.9)	3,686.6
Minority Interest	12.6	—	—	12.6	(12.6)	12.6
Unitholder’s/Shareholders’ Equity	1,240.1	507.8	658.3	2,464.2	(3,630.3)	1,240.1
Total Liabilities and Unitholder’s/ Shareholders’ Equity	$1,252.7	$4,812.6	$743.1	$3,273.6	$(4,423.3)	$5,658.7

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,932.6	$29.5	$2,164.8	$(214.4)	$3,912.5
Operating costs and expenses:
Cost of product sold	—	1,164.0	21.6	1,182.9	(214.4)	2,154.1
Selling, administrative, and research expenses	—	572.0	5.9	626.9	—	1,204.8
Amortization of intangible assets	—	33.5	0.1	28.5	—	62.1
Business optimization expenses	—	7.9	—	7.4	—	15.3
Total operating costs and expenses	—	1,777.4	27.6	1,845.7	(214.4)	3,436.3
Operating earnings	—	155.2	1.9	319.1	—	476.2
Other income (expense), net	160.4	133.5	33.3	(146.9)	(185.0)	(4.7)
Interest income	—	6.1	18.4	70.5	(85.9)	9.1
Interest expense	—	(310.8)	(0.2)	(13.3)	85.9	(238.4)
Earnings (loss) before income taxes and minority interests	160.4	(16.0)	53.4	229.4	(185.0)	242.2
Income tax provision (benefit)	—	5.0	8.0	68.8	—	81.8
Minority interests	(8.2)	—	—	(8.2)	8.2	(8.2)
Net earnings (loss)	$152.2	$(21.0)	$45.4	$152.4	$(176.8)	$152.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,786.2	$28.1	$1,987.8	$(199.5)	$3,602.6
Operating costs and expenses:
Cost of product sold	—	1,085.5	20.7	1,085.6	(199.5)	1,992.3
Selling, administrative, and research expenses	—	546.3	5.2	546.2	—	1,097.7
Amortization of intangible assets	—	38.2	0.1	31.8	—	70.1
Business optimization expenses	—	1.6	—	7.9	—	9.5
Total operating costs and expenses	—	1,671.6	26.0	1,671.5	(199.5)	3,169.6
Operating earnings (loss)	—	114.6	2.1	316.3	—	433.0
Other income (expense), net	128.3	88.8	29.1	(113.3)	(137.2)	(4.3)
Interest income	—	6.4	16.2	62.3	(75.8)	9.1
Interest expense	—	(304.6)	(0.1)	(10.8)	75.8	(239.7)
Earnings (loss) before income taxes and minority interests	128.3	(94.8)	47.3	254.5	(137.2)	198.1
Income tax provision (benefit)	—	(33.3)	16.7	86.4	—	69.8
Minority interests	(7.9)	—	—	(7.9)	7.9	(7.9)
Net earnings (loss)	$120.4	$(61.5)	$30.6	$160.2	$(129.3)	$120.4

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,162.2	$617.8	$1,843.2	$(310.8)	$3,312.4
Operating costs and expenses:
Cost of product sold	—	761.7	407.2	982.9	(310.8)	1,841.0
Selling, administrative, and research expenses	—	384.4	115.3	520.2	—	1,019.9
Amortization of intangible assets	—	33.4	10.6	37.6	—	81.6
Business optimization expenses	—	4.8	0.3	20.5	—	25.6
Total operating costs and expenses	—	1,184.3	533.4	1,561.2	(310.8)	2,968.1
Operating earnings (loss)	—	(22.1)	84.4	282.0	—	344.3
Other income (expense), net	73.9	138.1	27.4	(71.1)	(164.3)	4.0
Interest income	—	6.3	12.5	43.4	(53.7)	8.5
Interest expense	—	(260.2)	(14.0)	(8.1)	53.7	(228.6)
Earnings (loss) before income taxes and minority interests	73.9	(137.9)	110.3	246.2	(164.3)	128.2
Income tax provision (benefit)	—	(36.1)	17.2	73.2	—	54.3
Minority interests	(5.7)	—	—	(5.7)	5.7	(5.7)
Net earnings (loss)	$68.2	$(101.8)	$93.1	$167.3	$(158.6)	$68.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$152.2	$(21.0)	$45.4	$152.4	$(176.8)	$152.2
Non-cash adjustments	(39.1)	85.5	10.5	126.9	39.0	222.8
Changes in operating assets and liabilities	—	10.8	(3.8)	(58.2)	—	(51.2)
Net cash provided by (used for) operating activities	113.1	75.3	52.1	221.1	(137.8)	323.8
Investing activities
Business purchases/sales, net	—	(41.9)	335.8	(6.1)	(316.1)	(28.3)
Additions to property, plant, and equipment, net	—	(44.6)	(1.0)	(69.0)	—	(114.6)
Other investing activities	—	(5.6)	(34.6)	(89.0)	120.0	(9.2)
Net cash provided by (used for) investing activities	—	(92.1)	300.2	(164.1)	(196.1)	(152.1)
Financing activities
Cash dividends	(113.1)	(113.1)	(4.3)	(20.4)	137.8	(113.1)
Net borrowings (repayments) of debt	—	133.4	—	10.3	(120.0)	23.7
Capital contributions	—	—	(344.8)	28.8	316.1	0.1
Other financing activities	—	—	—	(6.0)	—	(6.0)
Net cash provided by (used for) financing activities	(113.1)	20.3	(349.1)	12.7	333.9	(95.3)
Effect of exchange rate changes on cash	—	—	—	6.2	—	6.2
Increase (decrease) in cash	—	3.5	3.2	75.9	—	82.6
Cash at beginning of period	—	—	1.2	36.1	—	37.3
Cash at end of period	$—	$3.5	$4.4	$112.0	$—	$119.9

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$120.4	$(61.5)	$30.6	$160.2	$(129.3)	$120.4
Non-cash adjustments	(120.4)	66.6	19.5	130.5	120.4	216.6
Changes in operating assets and liabilities	—	59.1	(3.9)	(107.2)	—	(51.9)
Net cash provided by (used for) operating activities	—	64.2	46.2	183.5	(8.9)	285.1
Investing activities
Business purchases/sales, net	—	(11.7)	(1.5)	(10.6)	17.4	(6.4)
Additions to property, plant, and equipment, net	—	(50.5)	(1.3)	(41.6)	—	(93.4)
Other investing activities	—	(11.0)	(42.3)	(174.1)	227.4	(0.1)
Net cash provided by (used for) investing activities	—	(73.2)	(45.1)	(226.3)	244.8	(99.9)
Financing activities
Cash dividends	—	—	(3.1)	(5.8)	8.9	—
Net borrowings (repayments) of debt	—	9.8	1.5	41.3	(227.4)	(174.8)
Capital contributions	—	—	—	17.4	(17.4)	—
Other financing activities	—	(0.8)	—	(4.0)	—	(4.8)
Net cash provided by (used for) financing activities	—	9.0	(1.6)	48.9	(235.9)	(179.6)
Effect of exchange rate changes on cash	—	—	—	0.9	—	0.9
Increase (decrease) in cash	—	—	(0.5)	7.0	—	6.5
Cash at beginning of period	—	—	1.7	29.1	—	30.8
Cash at end of period	$—	$—	$1.2	$36.1	$—	$37.3

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$68.2	$(101.8)	$93.1	$167.3	$(158.6)	$68.2
Non-cash adjustments	(68.2)	15.4	52.9	114.4	129.9	244.4
Changes in operating assets and liabilities	—	80.1	(93.4)	(97.5)	—	(110.8)
Net cash provided by (used for) operating activities	—	(6.3)	52.6	184.2	(28.7)	201.8
Investing activities
Acquisition of Ondeo Nalco Group	—	(3.2)	—	—	—	(3.2)
Additions to property, plant, and equipment, net	—	(5.1)	(8.8)	(60.7)	—	(74.6)
Other investing activities	—	(3.4)	(37.8)	(140.5)	181.8	0.1
Net cash provided by (used for) investing activities	—	(11.7)	(46.6)	(201.2)	181.8	(77.7)
Financing activities
Cash dividends	—	—	(6.3)	(22.4)	28.7	—
Net borrowings (repayments) of debt	—	18.0	1.1	(17.6)	(120.1)	(118.6)
Capital contributions	—	—	—	61.7	(61.7)	—
Other financing activities	—	(1.3)	0.1	(6.1)	—	(7.3)
Net cash provided by (used for) financing activities	—	16.7	(5.1)	15.6	(153.1)	(125.9)
Effect of exchange rate changes on cash	—	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash	—	(1.3)	0.9	(2.0)	—	(2.4)
Cash at beginning of period	—	1.3	0.8	31.1	—	33.2
Cash at end of period	$—	$—	$1.7	$29.1	$—	$30.8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, has concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Nalco Holdings LLC and its consolidated subsidiaries would be made known to him by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the principal executive officer and chief financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

(c)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not previously reported.

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

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for 2007 and 2006, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2007 and 2006.

(dollars in millions)	2007	2006
Audit fees(1)	$4.7	$5.4
Audit-related fees(2)	0.1	—
Audit and audit-related fees	4.8	5.4
Tax fees(3)	—	0.1
All other fees	—	—
Total fees	$4.8	$5.5

(1)	Audit fees for 2007 and 2006 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in our quarterly reports, and statutory audits. Additionally, audit fees for 2006 include fees for reviews of registration statements and issuances of related letters to underwriters and consents.
(2)	Audit-related fees for 2007 consisted of fees for due diligence related to the acquisition of an 87.5% interest in Mobotec USA, Inc.
(3)	Tax fees for 2006 consisted principally of fees for tax advisory services.

Our Pre-Approval Policy setting forth our policy for pre-approval of audit and non-audit services can be found at Exhibit A to the Audit Committee Charter at our Web site at www.nalco.com.

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

(a) (1)    Financial Statements

The following consolidated financial statements of Nalco Holdings LLC and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Operations — Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Unitholder’s Equity — Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) (2)    Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005

		Additions			Other Changes Increase (Decrease)
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Currency Translation Adjustments	Other		Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	$19.0	$4.3	$—		$1.0	$(4.8	)(1)	$19.5
Deferred tax asset valuation allowance	75.2	1.6	9.0	(2)	2.3	—		88.1
Year Ended December 31, 2006
Allowance for doubtful accounts	$16.6	$5.1	$—		$1.1	$(3.8	)(1)	$19.0
Deferred tax asset valuation allowance	51.4	(2.4)	22.1	(2)	4.1	—		75.2
Year Ended December 31, 2005
Allowance for doubtful accounts	$21.1	$2.8	$—		$(0.9)	$(6.4	)(1)	$16.6
Deferred tax asset valuation allowance	44.1	(1.8)	11.9	(3)	(2.8)	—		51.4

(1)	Account write-offs net of recoveries.
(2)	Reclassification from deferred tax assets.
(3)	Additional allowance resulting from the Acquisition charged to goodwill of $0.6 and reclassification from deferred tax assets of $11.3.

(a)(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
2.1	Stock Purchase Agreement among Nalco Holdings LLC (formerly known as Blackstone/Neptune Acquisition Company L.L.C.), Leo Holding Company and Nalco International SAS, dated as of August 31, 2003, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.1	Certificate of Formation of Nalco Holdings LLC, as amended, which is incorporated herein by reference from Exhibit 3.29 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.2	Amended and Restated Limited Liability Company Agreement of Nalco Holdings LLC, which is incorporated herein by reference from Exhibit 3.30 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.1	Senior Subordinated Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.9 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.2	Indenture, dated as of May 1, 1998, between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number
4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.9	Senior Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.8 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.1	Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.2	U.S. Guarantee and Collateral Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.3	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.4	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.5	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.6	Transaction Fee Agreement, dated as of November 4, 2003, among Nalco Company, Goldman, Sachs & Co., Apollo Management V, L.P., and Blackstone Management Partners IV L.L.C., which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number
10.7	Monitoring Fee Agreement, dated as of November 4, 2003, between Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.8 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.8	Amendment No. 1, dated as of November 4, 2003 to the Monitoring Fee Agreement, dated as of November 4, 2003, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co. which is incorporated herein by reference from Exhibit 10.9 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.9	Sponsor Services Agreement, dated as of November 16, 2004, amending and restating the Monitoring Fee Agreement, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.10†	Severance Agreement, effective as of January 1, 2004, between Nalco Company and William J. Roe, which is incorporated herein by reference from Exhibit 10.10 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.11†	Employment Agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.12†	Severance Agreement, effective as of July 1, 2005, between Nalco Company and Gregory N. Nelson, which is incorporated herein by reference from Exhibit 10.13 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).
10.13	Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.14	Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.15†	Employment Agreement, dated as of August 3, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.16†	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.17	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

Exhibit Number
10.18	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.19	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.20	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.21†	Amended and Restated Nalco Holding Company 2004
Stock Incentive Plan, which is incorporated herein by reference from Annex A on Form Defr14a of Nalco Holding Company filed on April 18, 2007 (File No. 001-32342).
10.22†	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.30 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.23†	Management Members Agreement (Class A units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.31 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.24†	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.35 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.25†	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.26†	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.37 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.27†	Non-Qualified Stock Option Agreement, dated as of May 6, 2005, between Nalco Holding Company and Gregory N. Nelson, which is incorporated herein by reference from Exhibit 10.29 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).
10.28†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective January 17, 2005, between Nalco Company and Gregory N. Nelson, which is incorporated herein by reference from Exhibit 10.13 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).
10.29†	Form of Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 11, 2008 (File No. 001-32342).

Exhibit Number
10.30†	Management Incentive Plan of Nalco Company (as amended and restated May 4, 2006), which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 8, 2006 (File No. 001-32342).
10.31†	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).
10.32†	Death Benefit Agreement and Addendum, effective May 26, 2005, between Nalco Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on May 27, 2005 (File No. 001-32342).
10.33†	The Nalco Company Supplemental Profit Sharing Plan, effective May 1, 2005, between Nalco Holding Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.34†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.35†	Change of Control Employment Agreement, effective May 10, 2005, between Nalco Holding Company and William H. Joyce, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).
10.36	Amendment No. 3, dated as of October 19, 2005, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.2 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).
10.37	Amendment No. 2, dated as of May 31, 2005, to the Receivables Transfer Agreement dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.1 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on August 15, 2005 (File No. 001-32342).
10.38	Amendment No. 3, dated as of September 30, 2005, to the Receivables Transfer Agreement dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.1 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).

Exhibit Number
10.39	Amendment No. 1, dated as of December 30, 2005, to the Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.51 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.40†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Chinh E. Chu, which is incorporated herein by reference from Exhibit 10.52 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.41†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Joshua J. Harris, which is incorporated herein by reference from Exhibit 10.53 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.42†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc, which is incorporated herein by reference from Exhibit 10.54 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.43†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 10.55 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.44†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 10.56 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.45†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 10.57 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.46†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 10.58 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.47†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 10.59 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

Exhibit Number
10.48	Omnibus Amendment, dated as of December 31, 2005, Amendment No.1 to the Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, and Amendment No. 4 to the Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.60 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.49	Amendment No. 5, dated as of December 31, 2005, to the Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.61 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.50	Amendment No. 4, dated as of February 22, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.62 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).
10.51†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Chinh E. Chu, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.52†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Joshua J. Harris, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.53†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Sanjeev Mehra, assigned to Goldman Sachs Group, Inc, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342)
10.54†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.55†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

Exhibit Number
10.56†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.57†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.58†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).
10.59†	Amended and Restated Employment and Consulting Agreement, effective November 2, 2007, between Dr. William H. Joyce and Nalco LLC, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on November 2, 2007 (File No. 001-32342).
10.60†	Amendment to Management Members Agreement (Class A Units), effective September 28, 2007, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on September 28, 2007 (File No. 001-32342).
10.61†	Amendment No. 1 to the Nalco Company Supplemental Profit Sharing Plan, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).
10.62†	Amendment No. 1 to the Nalco Company Supplemental Retirement Income Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).
10.63	Receivables Transfer Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).
10.64	Amendment No. 5, dated as of December 15, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.81 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).
10.65†	Expatriate Agreement, dated as of November 15, 2005, between Nalco Company and Gregory N. Nelson, which is incorporated herein by reference from Exhibit 10.82 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).

Exhibit Number
10.66	Amended and Restated Receivables Purchase Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).
10.67†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).
10.68**†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective January 10, 2006, between Nalco Holding Company and David Johnson.
10.69**†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective June 7, 2007, between Nalco Holding Company and David Johnson.
10.70**†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective December 2, 2007, between Nalco Company and David Johnson.
10.71**†	Consulting Agreement, effective as of March 15, 2006, between Nalco Company and John P. Yimoyines.
10.72**†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective June 7, 2007, between Nalco Holding Company and John P. Yimoyines.
10.73**†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective June 12, 2006, between Nalco Holding Company and John P. Yimoyines.
10.74**†	Separation Agreement, effective June 30, 2007, between Nalco Company and William J. Roe.
10.75**†	Separation Agreement, effective May 18, 2007, between Nalco Company and Daniel M. Harker.
14	Code of Ethical Business Conduct, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 7, 2007 (File No. 001-32342).
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Bradley J. Bell, our Principal Executive Officer, and our Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
**	Incorporated herein by reference from the corresponding exhibits on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).
†	Indicates a management contract or compensatory plan.

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
Bradley J. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ BRADLEY J. BELL	Principal Executive Officer

Bradley J. Bell

/s/ BRADLEY J. BELL	Executive Vice President Chief Financial Officer and Treasurer

Bradley J. Bell

/s/ FREDERIC JUNG	Controller

Frederic Jung

/s/ RODNEY F. CHASE	Director

Rodney F. Chase

/s/ RICHARD B. MARCHESE	Director

Richard B. Marchese

/s/ DOUGLAS A. PERTZ	Director

Douglas A. Pertz

/s/ DANIEL S. SANDERS	Director

Daniel S. Sanders